Form 10-Q
period 2025-06-30
EGH Acquisition Corp.
filed 2025-08-08
CIK 2052547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right	EGHAU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	EGHA	The Nasdaq Stock Market LLC
Rights, each Right entitling the holder to receive one-tenth (1/10) of one Class A Ordinary Share	EGHAR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2025, there were 15,500,000 Class A Ordinary Shares, par value $0.0001 per share and 5,000,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

EGH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

Page
PART I – FINANCIAL INFORMATION	1

Item 1. Financial Statements.	1

Unaudited Condensed Balance Sheet as of June 30, 2025	1

Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2025 and the Period from January 9, 2025 (Inception) Through June 30, 2025	2

Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2025 and the Period from January 9, 2025 (Inception) Through June 30, 2025	3

Unaudited Condensed Statement of Cash Flows for the Period from January 9, 2025 (Inception) Through June 30, 2025	4

Notes to Unaudited Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	23

Item 4. Controls and Procedures.	23

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.	24

Item 1A. Risk Factors.	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3. Defaults Upon Senior Securities.	28

Item 4. Mine Safety Disclosures.	28

Item 5. Other Information.	28

Item 6. Exhibits.	29

SIGNATURES	30

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 8, 2025, which we entered into with the managing member of the managing member of our Sponsor (as defined below);
●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASC 280” are to FASB ASC Topic 280, “Segment Reporting”;
●	“ASU” are to the FASB Accounting Standards Update;
●	“ASU 2023-07” are to FASB ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”;
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“CCM” are to Cohen & Capital Markets, a division of J.V.B. Financial Group, LLC, a representative of the underwriters in the Initial Public Offering (as defined below);
●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“CODM” are to our chief operating decision maker;
●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to May 12, 2027 that we have to consummate an initial Business Combination or until such earlier liquidation date as our Board may approve; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;
●	“Company,” “our,” “we” or “us” are to EGH Acquisition Corp., a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);
●	“Deferred Fee” are to the additional fee of $6,000,000 to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 12, 2025;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 9, 2025;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on April 16, 2025, as amended, and declared effective on May 8, 2025 (File No. 333-286583);
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“Nasdaq” are to The Nasdaq Stock Market LLC;
●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;
●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;
●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 2,250,000 Public Units to cover over-allotments, if any, which expired unexercised;
●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);
●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor, CCM and Seaport in the Private Placement;
●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor, CCM and Seaport (as defined below) in the Private Placement;
●	“Private Placement Units” are to the units issued to our Sponsor, CCM and Seaport in the Private Placement;
●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated May 8, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated May 8, 20025, which we entered into with CCM and Seaport, together;
●	“Public Rights” are to the rights sold as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent Sponsor and/or the members of our Management Team purchase Public Shares, provided that each Sponsor and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;
●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;
●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025;
●	“Rights” are to the Private Placement Rights and the Public Rights, together;
●	“Seaport” are to Seaport Global Securities LLC, a representative of the underwriters in the Initial Public Offering;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPAC” are to a special purpose acquisition company;
●	“Sponsor” are to EGH Sponsor LLC, a Delaware limited liability company;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $150,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 8, 2025, which we entered into with CCM and Seaport, as the representatives of the underwriters in the Initial Public Offering;
●	“Units” are to the Private Placement Units and the Public Units, together; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EGH ACQUISITION CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2025

ASSETS
Current Assets
Cash	$1,111,375
Prepaid expenses	144,337
Total current assets	1,255,712
Long-term prepaid insurance	74,117
Marketable securities held in Trust Account	150,834,274
TOTAL ASSETS	$152,164,103

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,652
Accrued offering costs	85,000
Due to Sponsor	1,884
Total current liabilities	107,536
Deferred underwriting fee payable	6,000,000
TOTAL LIABILITIES	6,107,536

Commitments
Class A Ordinary Shares subject to possible redemption, 15,000,000 shares at a redemption value of $10.06 per share	150,834,274
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2025	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 500,000 shares issued and outstanding, excluding 15,000,000 shares subject to possible redemption as of June 30, 2025	50
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding as of June 30, 2025	500
Additional paid-in capital	—
Accumulated deficit	(4,778,257)
TOTAL SHAREHOLDERS’ DEFICIT	(4,777,707)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$152,164,103

The accompanying notes are an integral part of the unaudited condensed financial statements.

EGH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period
		from January
	For the Three	9, 2025
	Months	(Inception)
	Ended June 30,	Through June 30,
	2025	2025
General and administrative costs	$185,052	$235,194
Loss from operations	(185,052)	(235,194)

Other income:
Gain on expiration of Over-Allotment Option liability	159,084	159,084
Interest earned on marketable securities held in Trust Account	834,274	834,274
Other income, net	993,358	993,358

Net income	$808,306	$758,164

Weighted average shares outstanding of Class A Ordinary Shares, basic and diluted	8,346,154	4,219,444

Basic and diluted net income per Ordinary Share, Class A Ordinary Shares	$0.06	$0.08

Weighted average shares outstanding of Class B Ordinary Shares, basic and diluted	5,717,033	5,733,333

Basic and diluted net income per Ordinary Share, Class B Ordinary Shares	$0.06	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

EGH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND FOR THE PERIOD FROM JANUARY 9, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 9, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(50,142)	(50,142)

Balance - March 31, 2025	—	—	5,750,000	575	24,425	(50,142)	(25,142)

Sale of 500,000 Private Placement Units	500,000	50	—	—	4,999,950	—	5,000,000

Fair value of rights included in Public Units	—	—	—	—	2,220,000	—	2,220,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(169,762)	—	(169,762)

Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(7,074,688)	(5,536,421)	(12,611,109)

Net income	—	—	—	—	—	808,306	808,306

Balance - June 30, 2025	500,000	$50	5,000,000	$500	$—	$(4,778,257)	$(4,777,707)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EGH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 9, 2025 (INCEPTION) THROUGH JUNE 30, 2025

Cash Flows from Operating Activities:
Net income	$758,164
Adjustments to reconcile net income to net cash used in operating activities:
Operational expenses paid by Sponsor in exchange for issuance of Class B Ordinary Shares	10,420
Payment of operation costs through IPO Promissory Note	34,919
Interest earned on marketable securities held in Trust Account	(834,274)
Gain on expiration of Over-Allotment Option liability	(159,084)
Changes in operating assets and liabilities:
Prepaid expenses	(144,337)
Due to Sponsor	1,884
Long-term prepaid insurance	(74,117)
Accounts payable	20,652
Net cash used in operating activities	(385,773)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(150,000,000)
Net cash used in investing activities	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	147,000,000
Proceeds from sale of Private Placement Units	5,000,000
Repayment of IPO Promissory Note - related party	(108,352)
Payment of offering costs	(394,500)
Net cash provided by financing activities	151,497,148

Net Change in Cash	1,111,375
Cash – Beginning of period	—
Cash – End of period	$1,111,375

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$85,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$25,000
Deferred offering costs paid through IPO Promissory Note – related party	$73,433
Deferred underwriting fee payable	$6,000,000
Forfeiture of Founder Shares	$75

The accompanying notes are an integral part of the unaudited condensed financial statements.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

EGH Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on January 9, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not yet selected any specific Business Combination target with respect to an initial Business Combination with the Company. The Company may pursue an initial Business Combination in any business or industry. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from January 9, 2025 (inception) through June 30, 2025, relates to the Company’s formation, its Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is EGH Sponsor LLC (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2025, as amended (File No. 333-286583), was declared effective on May 8, 2025 (the “IPO Registration Statement”). On May 12, 2025, the Company consummated the initial public offering of 15,000,000 units (the “Public Units”) at $10.00 per Public Unit, generating gross proceeds of $150,000,000 (the “Initial Public Offering”), as discussed in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Public Rights”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 500,000 units (the “Private Placement Units” and together with the Public Units, the “Units”), to the Sponsor and Cohen & Capital Markets, a division of J.V.B. Financial Group, LLC, a representative of the underwriters (“CCM”) and Seaport Global Securities LLC (“Seaport”), a representative of the underwriters, at a price of $10.00 per Private Placement Unit, or $5,000,000 in the aggregate (the “Private Placement”), as discussed in Note 4. Of the 500,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units and CCM and Seaport purchased 150,000 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Private Placement Rights”, and together with the Public Rights, the “Rights”).

Transaction costs amounted to $9,567,513, consisting of $3,000,000 of cash underwriting fee, $6,000,000 of Deferred Fee (as defined in Note 6), and $567,513 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of the Deferred Fee held and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully consummate a Business Combination.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Upon the closing of the Initial Public Offering on May 12, 2025, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and a portion of the proceeds of the Private Placement, are held in a trust account (the “Trust Account”) and will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”) ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to amounts withdrawn to pay taxes, other than excise taxes, if any, the proceeds from the Initial Public Offering and the portion of proceeds from the Private Placement deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by May 12, 2027, or such earlier liquidation date as the Company’s board of directors (the “Board”) may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The per share amount in the Trust Account as of June 30, 2025 was $10.06.

The Ordinary Shares (as defined in Note 5) subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company will have only the duration of the Combination Period to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, dated May 8, 2025 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Private Placement Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor will be able to satisfy those obligations.

Liquidity and Capital Resources

The Company’s liquidity needs up to May 12, 2025, had been satisfied through the loan under the unsecured IPO Promissory Note (as defined in Note 5) from the Sponsor of up to $300,000 (see Note 5). At June 30, 2025, the Company had cash of $1,111,375 and working capital of $1,148,176.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of June 30, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements- Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that upon the receipt of the Amount Due (as defined in Note 6) from Sponsor (see Note 5), the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited condensed financial statements.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 16, 2025. The interim results for the period from January 9, 2025 (inception) through June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,111,375 and did not have any cash equivalents as of June 30, 2025.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At June 30, 2025, the assets held in the Trust Account of $150,834,274 were held in money market funds.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A,“Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Public Rights were charged to shareholders’ deficit. After Management’s evaluation, the Public Rights included in the Public Units were accounted for under equity treatment.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited condensed balance sheet. As of June 30, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Rights	(2,220,000)
Proceeds allocated to over-allotment	(159,084)
Class A Ordinary Shares issuance cost	(9,397,751)
Plus:
Accretion of carrying value to redemption value	12,611,109
Class A Ordinary Shares subject to possible redemption, June 30, 2025	$150,834,274

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025, there were no unrecognized tax benefits, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ Over-Allotment Option (as defined in Note 6) is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480 since the underwriters did not fully exercise their Over-Allotment Option at the closing of the Initial Public Offering. On June 26, 2025, the Over-Allotment Option expired unexercised and the change in the fair value of the liability was recognized in the accompanying unaudited condensed statements of operations.

Rights

The Company accounts for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the Ordinary Shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted income per Ordinary Share does not consider the effect of the Rights issued in connection with the (i) Initial Public Offering, and (ii) Private Placement, since their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share. The redemption feature for the Ordinary Shares equals fair value, and therefore does not create a different class of Ordinary Shares or require an adjustment to the earnings per Ordinary Shares calculation. The redemption at fair value does not represent an economic benefit to the holders that is different from what is received by other shareholders, because the Ordinary Shares could be sold on the open market. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates the fair value.

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

			For the Period from
	For the Three Months		January 9, 2025 (Inception)
	Ended June 30,		Through June 30,
	2025		2025
	Class A	Class B	Class A	Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income, as adjusted	$479,710	$328,596	$321,421	$436,743

Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	8,346,154	5,717,033	4,219,444	5,733,333
Basic and diluted net income per Ordinary Share	$0.06	$0.06	$0.08	$0.08

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting,” (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 9, 2025 (inception).

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on May 12, 2025, the Company sold 15,000,000 Public Units, at a purchase price of $10.00 per Public Unit. Each Public Unit that the Company offered had a price of $10.00 and consists of one Public Share and one Public Right.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, CCM and Seaport purchased an aggregate of 500,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $5,000,000. Each Private Placement Units consists of (i) one Private Placement Share and (ii) one Private Placement Right. Of those 500,000 private placement units, the Sponsor purchased 350,000 private placement units and CCM and Seaport purchased 150,000 private placement units. The Private Placement Units are identical to the units sold in the Initial Public Offering, subject to certain limited exceptions. If the Initial Business Combination is not completed within the Combination Period, the proceeds from the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

The Sponsor and the Company’s officers and directors have agreed, pursuant to the Letter Agreement, to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 9, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”), to the Sponsor (such shares, the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 shares that were subject to forfeiture depending on the extent that the underwriters’ Over-Allotment Option was not exercised, if at all. On June 26, 2025, upon the expiration of the 45-day period without the underwriters exercising the Over-Allotment Option, 750,000 Founder Shares were forfeited by the Sponsor.

On April 8, 2025, the Sponsor granted membership interests equivalent to an aggregate of 75,000 Founder Shares (25,000 Founder Shares each) to the three independent directors of the Company in exchange for their services as independent directors through the initial Business Combination. On April 11, 2025, the Sponsor granted a membership interest equivalent to 10,000 Founder Shares to a service provider of the Company in exchange for their service as service provider of the Company. On June 3, 2025, the Sponsor granted a membership interest equivalent to 25,000 Founder Shares to an officer of the Company in exchange for their service as an officer through the initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests are no longer serving the Company prior to the initial Business Combination.

The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 75,000 Founder Shares represented by such membership interests assigned to the three independent directors of the Company on April 8, 2025, was $110,449 or $1.473 per Founder Share. The total fair value of the 10,000 Founder Shares represented by such membership interests assigned to the service provider of the Company on April 11, 2025 was $14,730 or $1.473 per Founder Share. The total fair value of the 25,000 Founder Shares represented by such membership interests assigned to the officer of the Company on June 3, 2025, was $36,825 or $1.473 per Founder Share. The Company established the initial fair value Founder Shares on April 8, 2025, the date of the first grant agreement, using a calculation prepared by a third-party valuation team that takes into consideration the market adjustment of 15.0%, a risk free rate of 4.27% and a share price of $9.85. The Founder Shares are classified as Level 3 (see Note 8) at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through the Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per Founder Share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of June 30, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Public Shares, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to certain restrictions on their transfer, redemption and voting rights for the Founder Shares (see Note 4); (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one- for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles; and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares are entitled to vote on (x) the appointment and removal of directors and (y) continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025, or the closing of the Initial Public Offering. Upon the closing of the Initial Public Offering the Company had repaid $108,352, and no amounts remain outstanding under the IPO Promissory Note. Borrowings under the IPO Promissory Note are no longer available.

Due to Sponsor

During the period January 9, 2025 through June 30, 2025, the Sponsor incurred $1,884 expenses on behalf of the Company (the “Amount Due”). As of June 30, 2025, $1,884 was included in due to Sponsor in the accompanying unaudited condensed balance sheet. The Amount Due is due on demand.

Administrative Services Agreement

Commencing on May 8, 2025, the Company entered into an agreement with the managing member of the managing member of the Sponsor, dated May 8, 2025, to pay an aggregate of $25,000 per month for office space, utilities, and secretarial and administrative support (the “Administrative Services Agreement”). These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three months ended June 30, 2025 and for the period from January 9, 2025 (inception) through June 30, 2025, the Company incurred and paid $50,000 and $50,000 in fees for these services pursuant to the Administrative Services Agreement, respectively.

Contingent Fees

In April 2025 and June 2025, the Sponsor entered into agreements with an officer and a service provider. Pursuant to the officer’s agreement in the event the Company successfully completes the Business Combination, the Sponsor may, in its sole discretion, grant a bonus in the amount the Sponsor will set in its sole discretion. Pursuant to the service provider’s agreement, in the event the Company successfully completes the Business Combination, the Company will pay the service provider a $50,000 bonus.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of June 30, 2025, no such Working Capital Loans were outstanding.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights

The holders of (i) Founder Shares, (ii) Private Placement Units (and their underlying securities) and units that may be issued upon conversion of Working Capital Loans (and their underlying securities), if any, (iii) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (iv) any Class A Ordinary Shares held at the completion of the Initial Offering or acquired prior to or in connection with the initial Business Combination by the holders of the Founder Shares prior to the Initial Public Offering, are entitled to registration rights pursuant to a registration rights agreement, dated May 8, 2025. These holders are entitled to make up to three demands, excluding short form demands, and have piggyback registration rights. CCM and Seaport may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, CCM and Seaport may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters had a 45-day option from May 12, 2025, the date of the Initial Public Offering to purchase up to an additional 2,250,000 Units to cover over-allotments at the Initial Public Offering price less the underwriting discounts (the “Over-Allotment Option”). On June 26, 2025, the Over-Allotment Option expired unexercised.

The underwriters were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $3,000,000, which was paid upon the closing of the Initial Public Offering.

Additionally, the underwriters are entitled to a deferred underwriting fee of 4.00% of the gross proceeds of the Initial Public Offering, or $6,000,000, payable upon the closing of an initial Business Combination, but such deferred underwriting discount shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination (the “Deferred Fee”).

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2025, there were 500,000 Class A Ordinary Shares issued and outstanding, excluding 15,000,000 Ordinary Shares subject to possible redemption.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On January 9, 2025, the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.004 per share. On June 26, 2025, the Over-Allotment Option expired unexercised and as a result 750,000 Class B Ordinary Shares were forfeited. As of June 30, 2025, there were 5,000,000 Class B Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering (excluding the Private Placement Shares underlying the Private Placement Units and the Private Placement Shares issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any Ordinary Shares or equity- linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of record of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares (i) have the right to vote on the appointment and removal of directors and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one tenth (1/10) of one Class A Ordinary Share upon consummation of the initial Business Combination. In the event the Company is not the surviving Company upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert its Rights in order to receive the one tenth (1/10) of one Class A Ordinary Share underlying each Right upon consummation of the Business Combination. The Company will not issue fractional Class A Ordinary Shares in connection with an exchange of Rights. Fractional Class A Ordinary Shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, a Rights holder must hold Rights in multiples of 10 in order to receive Class A Ordinary Shares for all of their Rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The Over-Allotment Option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The Over-Allotment Option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of Over-Allotment Option liability in the accompanying unaudited condensed statements of operations.

The Company used a Black-Scholes model to value the Over-Allotment Option. The Over-Allotment Option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its Ordinary Shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the Over-Allotment Option is assumed to be equivalent to their remaining contractual term.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

The key inputs into the Black-Scholes model were as follows at initial measurement of the Over-Allotment Option:

May 12,
2025
Risk-free interest rate	4.37%
Expected term (years)	0.12
Expected volatility	2.75%
Exercise price	$10.0
Fair value of Over-Allotment Option unit	$0.071

The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Rights were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

May 12,
2025
Trade price of Public Unit	$10.03
Share price	$9.88
Market adjustment (1)	15.0%
Fair value per Right	$0.148
(1)

Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of the Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of share price prior to beginning of the exercise period. The adjustment is determined by comparing traded warrant prices to simulated model outputs.

NOTE 9. SEGMENT INFORMATION

ASC 280 establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. “Operating segments” are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by a company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the accompanying unaudited condensed statements of operations as net income (loss).

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

The measure of segment assets is reported on the accompanying unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income (loss) and total assets, which include the following:

June 30,
2025
Trust Account	$150,834,274
Cash	$1,111,375

		For the Period
		from January 9,
	For the Three	2025 (Inception)
	Months Ended	Through June
	June 30, 2025	30, 2025
General and administrative expenses	$185,052	$235,194
Interest earned on marketable securities held in Trust Account	834,274	834,274

The key measures of segment profit or loss reviewed by the CODM are general and administrative costs. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure that enough capital is available to complete the Initial Public Offering and eventually a Business Combination. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying unaudited condensed balance sheet date through August 8, 2025, the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

As of July 31, 2025, the Company has paid the full Amount Due to the Sponsor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on January 9, 2025, formed for the purpose of effecting a Business Combination. The Company may pursue an acquisition opportunity in any business or industry. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the Private Placement, our securities, debt or a combination of cash, securities and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure our shareholders that our plans to complete a Business Combination will be successful.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect their ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Recent Developments

During the period January 9, 2025 through June 30, 2025, our Sponsor incurred $1,884 expenses on our behalf. As of June 30, 2025, $1,884 was included in due to Sponsor in the accompanying unaudited condensed balance sheet included in this Report under “Item 1. Financial Statements.” The $1,884 was due on demand. As of July 31, 2025, the Company has paid the full amount due to the Sponsor.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 9, 2025 (inception) through June 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $808,306, which consisted of change on overallotment liability of $159,084 and interest earned on marketable securities held in Trust Account of $834,274, offset by general and administrative costs of $185,052.

For the period from January 9, 2025 (inception) through June 30, 2025, we had a net income of $758,164, which consisted of change on overallotment liability of $159,084 and interest earned on marketable securities held in Trust Account of $834,274, offset by general and administrative costs of $235,194.

Liquidity and Capital Resources

On May 12, 2025, we consummated the Initial Public Offering of 15,000,000 Public Units at $10.00 per Public Units, generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 500,000 Private Placement Units at a price of $10.00 per Private Placement Unit in the Private Placement to the Sponsor, CCM and Seaport, generating gross proceeds of $5,000,000.

Following the Initial Public Offering and the Private Placement, a total of $150,000,000 was placed in the Trust Account. The expiration of the Over-Allotment Option resulted in reduction in the Over-Allotment Option liability of $159,084. We incurred $9,567,513, consisting of $3,000,000 of cash underwriting fee, $6,000,000 of Deferred Fee, and $567,513 of other offering costs.

For the period from January 9, 2025 (inception) through June 30, 2025, cash used in operating activities was $385,773. Net income of $758,164 was affected by interest earned on marketable securities held in the Trust Account of $834,274, operational expenses paid by the Sponsor in exchange for an issuance of Class B Ordinary Shares of $10,420, payment of operation costs through the IPO Promissory Note of $34,919, change in fair value of Over-Allotment Option liability of $159,084 and changes in operating assets and liabilities used $195,918 of cash for operating activities.

As of June 30, 2025, we had marketable securities held in the Trust Account of $150,834,274 (including $834,274 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2025, we had cash of $1,111,375. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we would repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $25,000 per month for office space, utilities, and secretarial and administrative support, pursuant to the Administrative Services Agreement. These monthly fees will cease upon the completion of the initial Business Combination or our liquidation.

The underwriters of the Initial Public Offering are entitled to a deferred underwriting discount of 4.00% of the gross proceeds of the Initial Public Offering, or $6,000,000, payable upon the closing of an initial Business Combination, but such Deferred Fee shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of our initial Business Combination pursuant to the Underwriting Agreement.

Critical Accounting Estimates and Policies

The preparation of the unaudited condensed financial statements and related disclosures included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements included in this Report under Item 1. “Financial Statements”, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Shares subject to possible conversion in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets included in this Report under Item 1. “Financial Statements”.

Net Income Per Ordinary Share

We have two classes of Ordinary Shares: Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of Ordinary Shares. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value. We have not considered the effect of the Rights in the calculation of diluted net loss per share, if any, since their exercise is contingent upon future events. As a result, diluted net loss per Ordinary Shares is the same as basic net loss per Ordinary Share.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07. The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by ASC 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 on January 9, 2025 (inception).

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our IPO Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination.

Recently, the United States has implemented a range of new tariffs and increases to existing tariffs. In response to the “tariffs announced by the United States, other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target's business, and it may be costly or impractical for us to terminate that Business Combination agreement. These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination. If we complete an initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before May 12, 2027, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by May 8, 2028. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on May 8, 2025 and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Articles, we have until May 12, 2027 to consummate our initial Business Combination.

Under the Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirement, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement.

Accordingly, were we to amend our Amended and Restated Articles to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to May 8, 2028 in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;
●	limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	limited news and analyst coverage; and
●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

The share price of the post-Business Combination company may be less than the Redemption Price (as defined below) of our Public Shares.

Each Public Unit sold in our Initial Public Offering at an offering price of $10.00 per Public Unit consisted of one Public Share and one Public Right. Of the proceeds we received from the Initial Public Offering and the Private Placement, $150,000 was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.06 per Public Share as of June 30, 2024 (before taxes payable, if any, and such amount, the “Redemption Price”), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not, as yet, identified a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include the (i) Underwriting Agreement, (ii) the Letter Agreement, (iii) the Registration Rights Agreement, (iii) the Private Placement Units Purchase Agreements and (iv) the Administrative Services Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by the Sponsor to be freely sold prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, conflict in the Middle East, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 500,000 Private Placement Units to the Sponsor, CCM and Seaport in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $5,000,000. Of those 500,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units and CCM and Seaport purchased 150,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On May 12, 2025, we consummated our Initial Public Offering of 15,000,000 Public Units. Each Public Unit consists of one Public Share, and one Public Right, which grants the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the initial Business Combination. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $150,000,000. CCM and Seaport acted as book runners and representatives of the underwriters.

Simultaneously with the consummation of our Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 500,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, to our Sponsor, CCM and Seaport generating gross proceeds of $5,000,000.

Following the closing of our Initial Public Offering, a total of $150,000,000 comprised of the proceeds from the Initial Public Offering (which amount includes the Deferred Fee) and the Private Placement, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on the Management Team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

On June 3, 2025, the Board appointed Michelle Kley, age 53, as Chief Legal Officer and Corporate Secretary, with immediate effect. In connection with her appointment, Ms. Kley was granted an interest in the Sponsor representing 25,000 Founder Shares. The grant is governed by a Securities Transfer Agreement between Ms. Kley and the Sponsor. Ms. Kley also entered into the our standard form of Indemnity Agreement, which is attached hereto as Exhibit 10.6 of the Report.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated May 8, 2025, among the Company, CCM and Seaport, as representatives of the several underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Share Rights Agreement, dated May 8, 2025, by and between the Company and Continental. (1)
10.1	Investment Management Trust Agreement, dated May 8, 2025, by and between the Company and Continental. (1)
10.2	Registration Rights Agreement, dated May 8, 2025, by and among the Company, the Sponsor, CCM and Seaport, as representatives of the several underwriters. (1)
10.3	Private Placement Units Purchase Agreement, dated May 8, 2025, between the Company and the Sponsor. (1)
10.4	Private Placement Units Purchase Agreement, dated May 8, 2025, between the Company, CCM and Seaport. (1)
10.5	Letter Agreement, dated May 8, 2025, by and among the Company, Sponsor and each of the officers and directors of the Company. (1)
10.6	Form of Indemnity Agreement. (1)
10.7	Administrative Services Agreement, dated May 8, 2025, between the Company and Energy Growth Holdings LLC. (1)
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on May 14, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2025	EGH ACQUISITION CORP.

	By:	/s/ Andrew B. Lipsher
	Name:	Andrew B. Lipsher
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2025	By:	/s/ Vincent T. Cubbage
	Name:	Vincent T. Cubbage
	Title:	Chief Financial Officer
(Principal Financial Officer)