Form 10-Q
period 2025-09-30
EGH Acquisition Corp.
filed 2025-11-12
CIK 2052547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(941) 274-3811

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right	EGHAU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	EGHA	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one-tenth (1/10) of one Class A Ordinary Share	EGHAR	The Nasdaq Stock Market LLC

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

As of November 12, 2025, there were 15,500,000 Class A Ordinary Shares, par value $0.0001 per share and 5,000,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

EGH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

Page
PART I – FINANCIAL INFORMATION	1

Item 1. Financial Statements.	1

Unaudited Condensed Balance Sheet as of September 30, 2025	1

Unaudited Condensed Statements of Operations for the (i) Three and Nine Months Ended September 30, 2025 and (ii) Period from January 9, 2025 (Inception) Through September 30, 2025	2

Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the (i) Three Months Ended September 30, 2025 and (ii) Period from January 9, 2025 (Inception) Through September 30, 2025	3

Unaudited Condensed Statement of Cash Flows for the Period from January 9, 2025 (Inception) Through September 30, 2025	4

Notes to Unaudited Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	25

Item 4. Controls and Procedures.	25

PART II – OTHER INFORMATION	26

Item 1. Legal Proceedings.	26

Item 1A. Risk Factors.	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3. Defaults Upon Senior Securities.	27

Item 4. Mine Safety Disclosures.	27

Item 5. Other Information.	27

Item 6. Exhibits.	28

SIGNATURES	29

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Q2 Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC (as defined below) on August 8, 2025;
●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 8, 2025, which we entered into with the managing member of our Sponsor (as defined below);
●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASC 280” are to FASB ASC Topic 280, “Segment Reporting”;
●	“ASU” are to the FASB Accounting Standards Update;
●	“ASU 2023-07” are to FASB ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”;
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“CCM” are to Cohen & Capital Markets, a division of J.V.B. Financial Group, LLC, a representative of the Underwriters (as defined below);
●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“CODM” are to the chief operating decision maker;
●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to May 12, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;
●	“Company,” “our,” “we” or “us” are to EGH Acquisition Corp., a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);
●	“Deferred Fee” are to the additional fee of $6,000,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 12, 2025;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 9, 2025;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on April 16, 2025, as amended, and declared effective on May 8, 2025 (File No. 333-286583);
●	“Letter Agreement” are to the Letter Agreement, dated May 8, 2025, which we entered into with our Sponsor and our directors and officers;
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“Nasdaq” are to The Nasdaq Stock Market LLC;
●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;
●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;
●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,250,000 Public Units (as defined below) to cover over-allotments, if any, which expired unexercised;
●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);
●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and the Representatives (as defined below) in the Private Placement;
●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and the Representatives in the Private Placement;
●	“Private Placement Units” are to the units issued to our Sponsor and the Representatives in the Private Placement;
●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated May 8, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated May 8, 20025, which we entered into with the Representatives, together;

●	“Public Rights” are to the rights sold as part of the Public Units, which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;
●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;
●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;
●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 8, 2025, which we entered into with our holders of Founder Shares prior to the Initial Public Offering;
●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025;
●	“Representatives” are to Seaport (as defined below) and CCM, together;
●	“Rights” are to the Private Placement Rights and the Public Rights, together;
●	“Seaport” are to Seaport Global Securities LLC, a representative of the Underwriters;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPAC” are to a special purpose acquisition company;
●	“Sponsor” are to EGH Sponsor LLC, a Delaware limited liability company;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $150,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Underwriters” are to the several underwriters of the Initial Public Offering;
●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 8, 2025, which we entered into with the Representatives;
●	“Units” are to the Private Placement Units and the Public Units, together; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EGH ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

ASSETS
Current Assets
Cash	$961,041
Due from Sponsor	1,560
Prepaid expenses	115,648
Total current assets	1,078,249
Long-term prepaid insurance	52,442
Marketable securities held in Trust Account	152,394,399
TOTAL ASSETS	$153,525,090

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$22,504
Accrued offering costs	85,000
Due to Sponsor	1,884
Total current liabilities	109,388
Deferred Fee payable	6,000,000
TOTAL LIABILITIES	6,109,388

Commitments
Class A Ordinary Shares subject to possible redemption, 15,000,000 shares at a redemption value of $10.15 per share	152,394,399
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2025	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 500,000 shares issued and outstanding, excluding 15,000,000 shares subject to possible redemption	50
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(4,979,247)
TOTAL SHAREHOLDERS’ DEFICIT	(4,978,697)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$153,525,090

The accompanying notes are an integral part of the unaudited condensed financial statements.

EGH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period
		from January
	For the Three	9, 2025
	Months	(Inception)
	Ended September 30,	Through September 30,
	2025	2025
General and administrative costs	$200,990	$436,184
Loss from operations	(200,990)	(436,184)

Other income:
Gain on expiration of Over-Allotment Option liability	—	159,084
Interest earned on marketable securities held in Trust Account	1,560,125	2,394,399
Other income, net	1,560,125	2,553,483

Net income	$1,359,135	$2,117,299

Weighted average shares outstanding of Class A Ordinary Shares, basic and diluted	15,500,000	8,278,409

Basic and diluted net income per Ordinary Share, Class A Ordinary Shares	$0.07	$0.16

Weighted average shares outstanding of Class B Ordinary Shares, basic and diluted	5,000,000	5,000,000

Basic and diluted net income per Ordinary Share, Class B Ordinary Shares	$0.07	$0.16

The accompanying notes are an integral part of the unaudited condensed financial statements.

EGH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM JANUARY 9, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 9, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(50,142)	(50,142)

Balance - March 31, 2025	—	—	5,750,000	575	24,425	(50,142)	(25,142)

Sale of 500,000 Private Placement Units	500,000	50	—	—	4,999,950	—	5,000,000

Fair value of rights included in Public Units	—	—	—	—	2,220,000	—	2,220,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(169,762)	—	(169,762)

Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(7,074,688)	(5,536,421)	(12,611,109)

Net income	—	—	—	—	—	808,306	808,306

Balance - June 30, 2025	500,000	50	5,000,000	500	—	(4,778,257)	(4,777,707)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,560,125)	(1,560,125)

Net income	—	—	—	—	—	1,359,135	1,359,135

Balance - September 30, 2025	500,000	$50	5,000,000	$500	$—	$(4,979,247)	$(4,978,697)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EGH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 9, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

Cash Flows from Operating Activities:
Net income	$2,117,299
Adjustments to reconcile net income to net cash used in operating activities:
Operational expenses paid by Sponsor in exchange for issuance of Class B Ordinary Shares	10,420
Payment of operation costs through IPO Promissory Note	34,919
Interest earned on marketable securities held in Trust Account	(2,394,399)
Gain on expiration of Over-Allotment Option liability	(159,084)
Changes in operating assets and liabilities:
Prepaid expenses	(115,648)
Due to Sponsor	1,884
Long-term prepaid insurance	(52,442)
Accounts payable	22,504
Net cash used in operating activities	(534,547)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(150,000,000)
Net cash used in investing activities	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	147,000,000
Proceeds from sale of Private Placement Units	5,000,000
Due from Sponsor	(1,560)
Repayment of IPO Promissory Note - related party	(108,352)
Payment of offering costs	(394,500)
Net cash provided by financing activities	151,495,588

Net Change in Cash	961,041
Cash – Beginning of period	—
Cash – End of period	$961,041

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$85,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$25,000
Deferred offering costs paid through IPO Promissory Note – related party	$73,433
Deferred Fee payable	$6,000,000
Forfeiture of Founder Shares	$75

The accompanying notes are an integral part of the unaudited condensed financial statements.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

EGH Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on January 9, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of September 30, 2025, the Company had not yet selected any specific Business Combination target with respect to an initial Business Combination with the Company. The Company may pursue an initial Business Combination in any business or industry. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from January 9, 2025 (inception) through September 30, 2025, relates to the Company’s formation, its Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 500,000 units (the “Private Placement Units” and together with the Public Units, the “Units”), to the Sponsor and Cohen & Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), a representative of the several underwriters of the Initial Public Offering (the “Underwriters”) and Seaport Global Securities LLC (“Seaport”, and together with CCM, the “Representatives”), a representative of the Underwriters, at a price of $10.00 per Private Placement Unit, or $5,000,000 in the aggregate (the “Private Placement”), as discussed in Note 4. Of the 500,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units and the Representatives purchased 150,000 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Private Placement Rights”, and together with the Public Rights, the “Rights”).

Transaction costs amounted to $9,567,513, consisting of $3,000,000 of cash underwriting fee, $6,000,000 of Deferred Fee (as defined in Note 6), and $567,513 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of the Deferred Fee held and taxes payable on the income earned on the Trust Account, if any) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully consummate a Business Combination.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Upon the closing of the Initial Public Offering on May 12, 2025, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement are held in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds in the Trust Account are initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”) ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to amounts withdrawn to pay taxes, other than excise taxes, if any, the proceeds from the Initial Public Offering and the portion of proceeds from the Private Placement deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by May 12, 2027, or such earlier liquidation date as the Company’s board of directors (the “Board”) may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The per share amount in the Trust Account as of September 30, 2025 was $10.15.

The Ordinary Shares (as defined in Note 5) subject to possible redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company has only the duration of the Combination Period to complete the initial Business Combination. If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot provide any assurance that the Sponsor will be able to satisfy those obligations.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to May 12, 2025, had been satisfied through the loan under the unsecured IPO Promissory Note (as defined in Note 5) from the Sponsor of up to $300,000 (see Note 5). At September 30, 2025, the Company had cash of $961,041 and working capital of $968,861.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such Working Capital Loans at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements were issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in the accompanying unaudited financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) the Company’s Current Report on Form 8-K, as filed with the SEC on May 16, 2025. The interim results for the period from January 9, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the accompanying unaudited condensed financial statements with another public company that is neither (i) an emerging growth company nor (ii) an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $961,041 and did not have any cash equivalents as of September 30, 2025.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2025, the assets held in the Trust Account of approximately $152,394,399 were held in money market funds.

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

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs - SEC Materials”, and SEC Staff Accounting Bulletin Topic 5A,“Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Public Rights were charged to shareholders’ deficit. After Management’s evaluation, the Public Rights included in the Public Units were accounted for under equity treatment.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote to modify (i) the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited condensed balance sheet. As of September 30, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Rights	(2,220,000)
Proceeds allocated to Over-Allotment Option liability	(159,084)
Class A Ordinary Shares issuance costs	(9,397,751)
Plus:
Accretion of carrying value to redemption value	12,611,109
Class A Ordinary Shares subject to possible redemption, June 30, 2025	150,834,274
Plus:
Accretion of carrying value to redemption value	1,560,125
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$152,394,399

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying unaudited condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the Instrument could be required within 12 months of the balance sheet date. The Over-Allotment Option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480 since the Underwriters did not fully exercise their Over-Allotment Option at the closing of the Initial Public Offering. On June 26, 2025, the Over-Allotment Option expired unexercised and the change in the fair value of the liability was recognized in the accompanying unaudited condensed statements of operations.

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

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

			For the Period from
	For the Three Months		January 9, 2025 (Inception)
	Ended September 30,		Through September 30,
	2025		2025
	Class A	Class B	Class A	Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income, as adjusted	$1,027,639	$331,496	$1,320,028	$797,271

Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	15,500,000	5,000,000	8,278,409	5,000,000
Basic and diluted net income per Ordinary Share	$0.07	$0.07	$0.16	$0.16

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities are required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting,” (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 9, 2025 (inception).

Management does not believe that there are any other recently issued, but not effective, accounting standards, which if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering on May 12, 2025, the Company sold 15,000,000 Public Units, at a purchase price of $10.00 per Public Unit. Each Public Unit that the Company and consists of one Public Share and one Public Right.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Representatives purchased an aggregate of 500,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $5,000,000. Each Private Placement Units consists of (i) one Private Placement Share and (ii) one Private Placement Right, which grants the holder the right to receive one tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination. Of those 500,000 Private Placement Units, the Sponsor purchased 350,000 Private placement Units and the Representatives purchased 150,000 Private Placement Units. The Private Placement Units are identical to the units sold in the Initial Public Offering, subject to certain limited exceptions. If the Business Combination is not completed within the Combination Period, the net proceeds from the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 9, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 Class B ordinary shares of the Company, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”) to the Sponsor (such shares, the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 shares that were subject to forfeiture depending on the extent that the Over-Allotment Option was not exercised, if at all. On June 26, 2025, upon the expiration of the 45-day period without the Underwriters exercising the Over-Allotment Option, 750,000 Founder Shares were forfeited by the Sponsor.

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

The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 75,000 Founder Shares represented by such membership interests assigned to the three independent directors of the Company on April 8, 2025, was $110,449 or $1.473 per Founder Share. The total fair value of the 10,000 Founder Shares represented by such membership interests assigned to the service provider of the Company on April 11, 2025 was $14,730 or $1.473 per Founder Share. The total fair value of the 25,000 Founder Shares represented by such membership interests assigned to the officer of the Company on June 3, 2025, was $36,825 or $1.473 per Founder Share. The Company established the initial fair value Founder Shares on April 8, 2025, the date of the first grant agreement, using a calculation prepared by a third-party valuation team that takes into consideration the market adjustment of 15.0%, a risk free rate of 4.27% and a share price of $9.85. The Founder Shares are classified as Level 3 (see Note 8) at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through the Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per Founder Share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of September 30, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Pursuant to the Letter Agreement, holders of the Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s holders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

IPO Promissory Note — Related Party

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

Due to Sponsor

During the period January 9, 2025 (inception) through September 30, 2025, the Sponsor incurred $1,884 expenses on behalf of the Company (the “Amount Due”). As of September 30, 2025, $1,884 was included in due to Sponsor in the accompanying unaudited condensed balance sheet. The Amount Due is due on demand.

Due from Sponsor

During the three months ended September 30, 2025 and the period January 9, 2025 (inception) through September 30, 2025, the Company paid $1,560 in expenses on behalf of the Sponsor. As of September 30, 2025, $1,560 was included in due from Sponsor in the accompanying unaudited condensed balance sheet.

Administrative Services Agreement

Commencing on May 8, 2025, the Company entered into an agreement with the managing member of the managing member of the Sponsor, dated May 8, 2025, to pay an aggregate of $25,000 per month for office space, utilities, and secretarial and administrative support (the “Administrative Services Agreement”). These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three months ended September 30, 2025 and for the period from January 9, 2025 (inception) through September 30, 2025, the Company incurred and paid $75,000 and $125,000 in fees for these services pursuant to the Administrative Services Agreement, respectively.

Contingent Fees

In April 2025 and June 2025, the Sponsor entered into agreements with an officer and a service provider. Pursuant to such agreements, in the event the Company successfully completes an initial Business Combination, the Sponsor may, in its sole discretion, grant a bonus in the amount the Sponsor will set in its sole discretion. Pursuant to the service provider’s agreement, in the event the Company successfully completes an initial Business Combination, the Company will pay the service provider a $50,000 bonus.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of September 30, 2025, no such Working Capital Loans were outstanding.

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

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Units (and their component securities) and units that may be issued upon conversion of Working Capital Loans (and their underlying securities), if any, (iii) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (iv) any Class A Ordinary Shares held at the completion of the Initial Offering or acquired prior to or in connection with the initial Business Combination by the holders of the Founder Shares prior to the Initial Public Offering, are entitled to registration rights pursuant to the Registration Rights Agreement, dated May 8, 2025. These holders are entitled to make up to three demands, excluding short form demands, and have piggyback registration rights. The Representatives may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, the Representatives may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2025, there were 500,000 Class A Ordinary Shares issued and outstanding, excluding 15,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On January 9, 2025, the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.004 per share. On June 26, 2025, the Over-Allotment Option expired unexercised and as a result 750,000 Class B Ordinary Shares were forfeited. As of September 30, 2025, there were 5,000,000 Class B Ordinary Shares issued and outstanding.

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

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one tenth (1/10) of one Class A Ordinary Share upon consummation of the initial Business Combination. In the event the Company is not the surviving Company upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert its Rights in order to receive the one tenth (1/10) of one Class A Ordinary Share underlying each Right upon consummation of the Business Combination. The Company will not issue fractional Class A Ordinary Shares in connection with an exchange of Rights. Fractional Class A Ordinary Shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, a Rights holder must hold Rights in multiples of 10 in order to receive Class A Ordinary Shares for all of their Rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

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

The Over-Allotment Option was accounted for as a liability in accordance with FASB ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and was presented within liabilities on the accompanying unaudited condensed balance sheet. The Over-Allotment Option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of Over-Allotment Option liability in the accompanying unaudited condensed statements of operations.

The Company used a Black-Scholes model to value the Over-Allotment Option. The Over-Allotment Option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its Ordinary Shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the Over-Allotment Option is assumed to be equivalent to their remaining contractual term. On June 26, 2025, the Over-Allotment Option expired unexercised and the change in the fair value of the liability was recognized in the

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

accompanying unaudited condensed statements of operations. The fair value of the Option Unit was determined to be $0 as of June 26, 2025.

The key inputs into the Black-Scholes model were as follows at initial measurement of the Over-Allotment Option:

May 12,
2025
Risk-free interest rate	4.37%
Expected term (years)	0.12
Expected volatility	2.75%
Exercise price	$10.0
Fair value of Option Unit	$0.071

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

SEPTEMBER 30, 2025

The measure of segment assets is reported on the accompanying unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income (loss) and total assets, which include the following:

September 30,
2025
Trust Account	$152,394,399
Cash	$961,041

		For the Period
		from January 9,
	For the Three	2025 (Inception)
	Months Ended	Through September
	September 30, 2025	30, 2025
General and administrative costs	$200,990	$436,184
Interest earned on marketable securities held in Trust Account	1,560,125	2,394,399

The key measures of segment profit or loss reviewed by the CODM are general and administrative costs. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure that enough capital is available to complete the Initial Public Offering and eventually a Business Combination. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Additionally, the CODM reviews the Trust Account to ensure the funds are properly invested so that the maximum amount of funds exist to complete a Business Combination and maximize shareholder return. General and administrative costs, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying unaudited condensed balance sheet date through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on January 9, 2025 the purpose of effecting a Business Combination. Our Sponsor is EGH Sponsor LLC.

We are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on May 8, 2025. On May 12, 2025, we consummated our Initial Public Offering of 15,000,000 Public Units. Each Public Unit consists of one Public Share and one Public Right. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $150,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 500,000 Private Placement Units to the Sponsor and the Representatives in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $5,000,000. Of those 500,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units and the Representatives purchased 150,000 Private Placement Units, The Private Placement Units (and underlying securities) are identical to the Public Units, except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $150,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. The Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until May 12, 2027 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our Board may approve or such later date as our shareholders may approve pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 9, 2025 (inception) through September 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $1,359,135, which consisted of interest earned on marketable securities held in Trust Account of $1,560,125, offset by general and administrative costs of $200,990.

For the period from January 9, 2025 (inception) through September 30, 2025, we had a net income of $2,117,299, which consisted of change on overallotment liability of $159,084 and interest earned on marketable securities held in Trust Account of $2,394,399, offset by general and administrative costs of $436,184.

Liquidity and Capital Resources

Following the Initial Public Offering and the Private Placement, a total of $150,000,000 was placed in the Trust Account. The expiration of the Over-Allotment Option resulted in a reduction in the Over-Allotment Option liability of $159,084. We incurred fees of $9,567,513, consisting of $3,000,000 of cash underwriting fee, $6,000,000 of Deferred Fee, and $567,513 of other offering costs.

For the period from January 9, 2025 (inception) through September 30, 2025, cash used in operating activities was $534,547. Net income of $2,117,299 was affected by interest earned on marketable securities held in the Trust Account of $2,394,399, operational expenses paid by the Sponsor in exchange for an issuance of Class B Ordinary Shares of $10,420, payment of operation costs through the IPO Promissory Note of $34,919, change in fair value of Over-Allotment Option liability of $159,084 and changes in operating assets and liabilities used $143,702 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of approximately $152,394,399 (including $2,394,399 of interest income) consisting of U.S. treasury bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of September 30, 2025, we had cash held outside of the Trust Account of $961,041. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 30, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement not held in the Trust Account.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Going Concern,” as of September 30, 2025, we may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the our working capital needs.

Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Our liquidity condition raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements included in this Report under Item 1 “Financial Statements” were issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Combination Period.  We intend to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that we will be able to consummate any Business Combination by the end of the Combination Period.

Due from and to the Sponsor

During the period January 9, 2025 (inception) through June 30, 2025, the Sponsor incurred $1,884 expenses on our behalf. As of September 30, 2025, $1,884 was included in due to Sponsor in the unaudited condensed balance sheet included in this Report under Item 1. “Financial Statements”. This $1,884 is due on demand.

During the three months ended September 30, 2025 and the period January 9, 2025 (inception) through September 30, 2025, we paid $1,560 in expenses on behalf of the Sponsor. As of September 30, 2025, $1,560 was included in due from Sponsor in the unaudited condensed balance sheet included in this Report under Item 1. “Financial Statements”.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025 or the completion of our Initial Public Offering. The loan of $108,352 was fully repaid upon the consummation of our Initial Public Offering on May 12, 2025. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2025, we did not have any borrowing under any Working Capital Loans.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on May 8, 2025, and until the completion of our Business Combination or liquidation, we will reimburse an affiliate of the Sponsor $25,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three months ended September 30, 2025 and for the period from January 9, 2025 (inception) through September 30, 2025, we incurred and paid $75,000 and $125,000 in fees for these services pursuant to the Administrative Services Agreement, respectively.

Underwriting Agreement

The Underwriters of the Initial Public Offering are entitled to the Deferred Fee of 4.00% of the gross proceeds of the Initial Public Offering, or $6,000,000 payable upon the closing of an initial Business Combination, but such Deferred Fee shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of our initial Business Combination pursuant to the Underwriting Agreement.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The Representatives may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, Representatives may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares

Critical Accounting Estimates and Policies

We have identified the following as our critical accounting policies. See Note 2—“Summary of Significant Accounting Policies” of our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” for additional information regarding these critical accounting policies and other significant accounting policies.

Use of Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet included in this Report under Item 1. “Financial Statements”.

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per Ordinary Share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of Ordinary Shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per Ordinary Share and allocate net income (loss) pro rata to Class A Ordinary Shares subject to possible redemption, nonredeemable Class A Ordinary Shares and Class B Ordinary Shares. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07. The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by ASC 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on February 24, 2025, date of incorporation.

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, and (ii) 2025 Q2 Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 500,000 Private Placement Units to the Sponsor and the Representatives in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $5,000,000. Of those 500,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units and the Representatives purchased 150,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and the Private Placement, see Part II, Item 2 of our 2025 Q2 Form 10-Q. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

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

Dated: November 12, 2025	EGH ACQUISITION CORP.

	By:	/s/ Andrew B. Lipsher
	Name:	Andrew B. Lipsher
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2025	By:	/s/ Vincent T. Cubbage
	Name:	Vincent T. Cubbage
	Title:	Chief Financial Officer
(Principal Financial Officer)