Form 10-K
period 2025-12-31
EGH Acquisition Corp.
filed 2026-03-20
CIK 2052547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-42636

EGH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1836055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7901 4th Street North Suite No. 12820 St. Petersburg, Florida	33702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (941) 274-3811

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right	EGHAU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	EGHA	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one-tenth (1/10) of one Class A Ordinary Share	EGHAR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☒    No    ☐

The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Global Market tier of The Nasdaq Stock Market LLC, was $150,150,010.

As of March 20, 2026, there were 15,500,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,000,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

EGH ACQUISITION CORP.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. We have based these forward-looking statements on our Management’s (as defined below) current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination, including the Hecate Business Combination (as defined below);
●	our expectations regarding the potential performance of the prospective target business or businesses, such as the business of Hecate (as defined below);
●	our success in retaining or recruiting our officers, key employees or directors following our initial Business Combination;
●	our officers and directors’ ability to allocate sufficient time to reviewing and considering our initial Business Combination, including considerations related to potential conflicts of interest;
●	the potential issues associated with entering into a Business Combination agreement with an acquisition target that subsequently declines in value or is unprofitable;
●	our potential ability to obtain additional financing to complete our initial Business Combination, if needed;
●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders, if needed;
●	our public securities’ potential liquidity and trading;
●	our ability to use proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	our Trust Account potentially being subject to claims of third parties;
●	the value of the Founder Shares (as defined below) following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);
●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other effects on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;
●	our financial performance; or
●	the other risks and uncertainties discussed in Item 1A. “Risk Factors” below.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2025 Q2 Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC (as defined below) on August 8, 2025;
●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 8, 2025, which we entered into with Energy Growth Holdings LLC the managing member of the managing member of our Sponsor (as defined below);
●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;
●	“CCM” are to Cohen & Capital Markets, a division of J.V.B. Financial Group, LLC, a representative of the Underwriters (as defined below);
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Clawback Policy” are to our Executive Compensation Clawback Policy, adopted as of May 8, 2025;
●	“Closing” are to the closing of the Hecate Business Combination;
●	“Code of Ethics” are to the Code of Business Conduct and Ethics we have adopted, which is applicable to our directors, officers and employees;
●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to May 12, 2027, that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to EGH Acquisition Corp., a Cayman Islands exempted company;
●	“Compensation Committee” are to the compensation committee of our Board of Directors;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and rights agent of our Rights (as defined below);
●	“Deferred Fee” are to the additional fee of $6,000,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;
●	“FASB” are to the Financial Accounting Standards Board;
●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Hecate” are to Hecate Energy Group, LLC, a Delaware limited liability company;
●	“Hecate Parties” are to Hecate and Parent (as defined below), together;
●	“Hecate Business Combination” are to the Hecate BCA (as defined below);
●	“Hecate BCA” are to the Business Combination Agreement, dated January 21, 2026, which we entered into with the Hecate Parties, as may be amended, supplemented or otherwise modified from time to time;
●	“Hecate Registration Statement” are to the Registration Statement on Form S-4, which includes a proxy statement/prospectus, in connection with the Hecate Business Combination, to be filed by our Company and Hecate with the SEC;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 12, 2026;
●	“Insider Trading Policy” are to the insider trading policies and procedures we have adopted;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 9, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on April 16, 2025, as amended, and declared effective on May 8, 2025 (File No. 333-286583);
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Letter Agreement” are to the Letter Agreement, dated May 12, 2025, which we entered into with our Sponsor and our directors and officers;
●	“Management” or our “Management Team” are to our executive officers;
●	“Nasdaq” are to The Nasdaq Stock Market LLC;
●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;
●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;
●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;
●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,250,000 units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was not exercised;
●	“Parent” are to Hecate Holdings, LLC, a Delaware limited liability company;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);
●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and the Representatives (as defined below) in the Private Placement;
●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and the Representatives (in the Private Placement;
●	“Private Placement Units” are to the units issued to our Sponsor and the Representatives in the Private Placement;
●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated May 12, 2025, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated May 12, 2025, which we entered into with the Representatives, together;
●	“Public Rights” are to the rights sold as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Initial Shareholder’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;
●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-tenth of one Public Right;
●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.26 per Public Share as of December 31, 2025 (before taxes payable, if any);
●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 12, 2025, which we entered into with the Sponsor and the other holders party thereto;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;
●	“Representatives” are to Seaport (as defined below) and CCM, together;
●	“Rights” are to the Private Placement Rights and the Public Rights, together;
●	“Rights Agreement” are to the Rights Agreement, dated May 12, 2025, which we entered into with Continental, as Rights agent;
●	“Seaport” are to Seaport Global Securities LLC, a representative of the Underwriters;
●	“Representatives” are to Seaport (as defined below) and CCM, together;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“SEC Clawback Rule” are to Rule 10D-1 under the Exchange Act;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPAC” are to a special purpose acquisition company;
●	“Special Advisor” are to our special advisor, Vikas Mittal;
●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);
●	“Sponsor” are to EGH Sponsor LLC, a Delaware limited liability company;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $150,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated May 12, 2025, which we entered into with Continental, as trustee of the Trust Account;
●	“Underwriters” are to the several underwriters of the Initial Public Offering;
●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 12, 2025, which we entered into with the Representatives, as representative of the Underwriters;
●	“Units” are to the Private Placement Units and the Public Units, together;
●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1.Business.

Overview

We are a blank check company incorporated on January 9, 2025 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses or entities. We may pursue an initial Business Combination in any business or industry. To date, our efforts have been limited to (i) organizational activities, (ii) activities related to our Initial Public Offering, and (iii) searching for and consummating a Business Combination, including the Hecate Business Combination (as described below). We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

Initial Public Offering

Our IPO Registration Statement became effective on May 8, 2025. On May 12, 2025, we consummated our Initial Public Offering of 15,000,000 Public Units. Each Public Unit consists of one Public Share and one Public Right to receive one-tenth (1/10) of one Class A Ordinary Share upon consummation of our initial Business Combination. The Public Units were sold at a price of $10.00 per Unit, generating gross proceeds to our Company of $150,000,000. The Underwriters had a 45-day option from the closing of the Initial Public Offering on May 12, 2025 to purchase up to an additional 2,250,000 units; however, on June 26, 2025, the Over-Allotment Option expired unexercised.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 500,000 Private Placement Units to our Sponsor and the Representatives in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to our Company of $5,000,000. Of those 500,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units and the Representatives purchased 150,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

A total of $150,000,000, comprised of the proceeds from the Initial Public Offering and the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

We must complete our initial Business Combination by (i) May 12, 2027, the end of our Combination Period, which is 24 months from the closing of our Initial Public Offering, (ii) such earlier liquidation date as our Board may approve or (iii) such later date as our shareholders may approve pursuant to the Amended and Restated Articles. If our initial Business Combination is not consummated by the end of our Combination Period, our existence will terminate, and we will distribute all amounts in the Trust Account as described elsewhere in this Report.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Hecate Business Combination

The below subsection describes the material provisions of the Hecate BCA, but does not purport to describe all the terms thereof. This summary of the Hecate BCA is qualified in its entirety by reference to the complete text of the Hecate BCA, a copy of which is filed with our Current Report on Form 8-K filed with the SEC on January 23, 2026 (the “Hecate Form 8-K”) as Exhibit 2.1 and incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the Hecate BCA. Unless otherwise indicated, this Report does not assume the Closing.

On January 21, 2026, we entered into the Hecate BCA with the Hecate Parties. The Hecate Business Combination was unanimously approved by our Board of Directors and the board of managers of each Hecate Party. The Hecate BCA provides for, among other things, the following transactions:

(i)	At least three business days prior to the date of Closing, we shall redeem each of our Public Shares from the Public Shareholders who shall have elected to redeem their Public Shares in connection with the Hecate Business Combination pursuant to our Amended and Restated Articles (the “EGH Shareholder Redemptions”);
(ii)	One day prior to the date of Closing, we shall cause (i) each of our Class B Ordinary Shares that is issued and outstanding to be converted into one Class A Ordinary Share, (ii) each issued and outstanding Public Unit to be cancelled in exchange for (x) one Class A Ordinary Share and (y) in multiples of ten, one-tenth of one Class A Ordinary Share, respectively, and (iii) up to $1,500,000 of any outstanding promissory notes issued in connection with any Working Capital Loans outstanding shall be converted, at the option of the payee, at a price of $10.00 per unit, into Private Placement Units, and each Private Placement Unit shall be cancelled in exchange for (x) one Class A Ordinary Share and (y) in multiples of ten, one-tenth of one Class A Ordinary Share (collectively, the “EGH Share Conversion”);
(iii)	subject to prior receipt of the requisite approval of our shareholders of as contemplated in the Hecate BCA, we will change the jurisdiction of our incorporation by deregistering as an exempted company in the Cayman Islands and domesticating to, and continuing as a corporation incorporated under the laws of, the State of Delaware (the “Domestication”) and, in connection with the Domestication: (i) we shall file a certificate of incorporation with the Secretary of State of the State of Delaware in the form attached to the Hecate BCA as Exhibit D (the “EGH Certificate of Incorporation”), which shall be our certificate of incorporation until thereafter amended in accordance with the Delaware General Corporation Law (“DGCL”); (ii) we shall adopt bylaws in the form attached to the Hecate BCA as Exhibit E, which shall be our bylaws until thereafter amended in accordance with the DGCL; (iii) each Class A Ordinary Share that is issued and outstanding shall become one share of our Class A common stock, par value $0.0001 per share (“EGH Class A Common Stock”); (iv) each outstanding Public Right will convert, in multiples of ten, into shares of EGH Class A Common Stock; and (v) our name shall be changed to a name chosen by Hecate in consultation with our Company;
(iv)	(A) we shall contribute to Hecate all of our assets and in exchange therefor, Hecate shall issue to us a number of Hecate Units, which shall equal the number of total shares of EGH Class A Common Stock issued and outstanding immediately after the Closing (the “EGH Contribution”), and (B) the membership interests in Hecate held by Parent immediately prior to the Closing shall convert into the Parent Hecate Units;
(v)	Hecate will subscribe for a number of shares of our newly issued Class V common stock, par value $0.0001 per share equal to the number of Parent Hecate Units (such shares, the “Parent Class V Shares”) for $0.0001 per share and Hecate shall distribute the Parent Class V Shares to Parent; and
(vi)	The number of Parent Hecate Units to be issued in the EGH Contribution will equal that number of Hecate Units with a value (valuing each Hecate Unit for such purposes as having a value equal to the EGH Redemption Price) equal to $1,200,000,000 less the amount, if any, of Hecate’s net indebtedness. The “EGH Redemption Price” will equal the amount payable for each Public Share pursuant to the EGH Shareholder Redemptions.

Representations and Warranties; Covenants

The Hecate BCA contains representations and warranties of certain of the parties thereto customary for transactions of this type. The representations and warranties made under the Hecate BCA will not survive the Closing.

The Hecate BCA contains representations, warranties and covenants that the respective parties made to each other as of the date of the Hecate BCA or other specific dates, as specified therein. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Hecate BCA. The representations, warranties and covenants in the Hecate BCA are also modified in important part by the underlying disclosure schedules that are not filed publicly, and which are subject to a contractual standard of materiality different from that generally applicable to shareholders, and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. We do not believe that these schedules contain information that is material to an investment decision.

In addition, the parties to the Hecate BCA agreed to be bound by certain covenants customary for transactions of this type, including, among others, covenants with respect to the conduct and operations of our Company and Hecate and its subsidiaries during the period between signing the Hecate BCA and the Closing. We have also agreed to take all action within our power as may be necessary or appropriate such that, immediately after the Closing, our Board of Directors will consist of seven directors, six of whom will be designated by Hecate and one of whom will be designated by the Sponsor (with three of such Hecate designees meeting the requirements for audit committee service pursuant to the listing rules of the stock exchange upon which the shares of EGH Class A Common Stock will be listed, Rule 10A-3 of the Exchange Act, and the Sarbanes-Oxley Act, and a majority of whom shall be independent under the rules of the stock exchange upon which the shares of EGH Class A Common Stock are to be listed. Each of the parties to the Hecate BCA has also agreed to use its respective reasonable best efforts to cause the Hecate Business Combination to be consummated after the date of the execution of the Hecate BCA.

Conditions to Each Party’s Obligations

The obligation of our Company and the Hecate Parties to consummate the Hecate Business Combination is subject to certain customary closing conditions, including, but not limited to, (i) the absence of any order, law or other legal restraint or prohibition enacted, issued or promulgated by any court of competent jurisdiction or other governmental entity of competent jurisdiction having the effect of making the Hecate Business Combination illegal or otherwise prohibiting the consummation of the Hecate Business Combination, (ii) the effectiveness of the Hecate Registration Statement in accordance with the provisions of the Securities Act, registering the EGH Class A Common Stock to be issued in connection with the Hecate BCA, (iii) receipt of the required approvals of our shareholders at a meeting of our shareholders in connection with the Hecate Business Combination (the “EGH Shareholders’ Meeting”), (iv) the EGH Class A Common Stock to be issued in connection with the Hecate Business Combination immediately after Closing shall be listed on the New York Stock Exchange, the NYSE American, the Nasdaq Global Select Market, the Nasdaq Global Market, or the Texas Stock Exchange and we will be able to satisfy any continued listing requirements of such exchange immediately after Closing, and (v) the aggregate transaction proceeds from the Trust Account after giving effect to the EGH Shareholder Redemptions and payment of our expenses shall be greater or equal to $50.0 million.

Our obligation to consummate the Hecate Business Combination is further conditioned upon (i) the accuracy (within specified thresholds) as of the Closing of the Hecate Parties’ representations and warranties and material compliance by the Hecate Parties with their respective covenants and (ii) the absence of a material adverse effect on Hecate since the date of the Hecate BCA that is continuing and uncured.

Additionally, the obligations of the Hecate Parties to consummate the Hecate Business Combination are further conditioned upon (i) the accuracy (within specified thresholds) as of the Closing of our representations and warranties and our material compliance with our covenants, (ii) the absence of a material adverse effect on our Company since the date of the Hecate BCA that is continuing and uncured, (iii) our having arranged with Continental to have the funds remaining in the Trust Account released to us as of the Closing, and all such funds released being available for immediate use for any payment obligations arising from the EGH Shareholder Redemptions and other required expenses and (iv) occurrence of the EGH Share Conversion, the Domestication and the EGH Shareholder Redemptions.

Termination

The Hecate BCA may be terminated under certain limited circumstances prior to the closing of the Hecate Business Combination, including (i) by mutual written consent of our Company and Hecate, (ii) by our Company, on the one hand, or Hecate, on the other hand, as a result of certain breaches of the Hecate BCA that remain uncured after any applicable cure period, (iii) subject to certain limited exceptions, by either EGH or Hecate if the Closing has not occurred by May 11, 2027, (iv) by either EGH or Hecate if certain required approvals are not obtained from our shareholders after the EGH Shareholders’ Meeting has been held and the shareholders have duly voted, (v) by either our Company or Hecate if any governmental authority of competent jurisdiction has enacted, issued, promulgated, enforced or entered any final and nonappealable injunction, order, decree or ruling making the consummation of the Hecate Business Combination illegal or otherwise preventing or prohibiting the consummation of the Hecate Business Combination, (vi) by Hecate, if the Class A Ordinary Shares become delisted from Nasdaq and are not relisted on Nasdaq (or another national securities exchange mutually agreed to by our Company and Hecate) within sixty days after such delisting, (vii) by Hecate, if our Board of Directors changes, withdraws, qualifies or modifies, or publicly proposes to change, withdraw, qualify or modify, the recommendation of our Board of Directors to approve certain required approvals pursuant to the exercise of its fiduciary duties, and (viii) by Hecate, upon the liquidation (or public announcement thereof) of the Trust Account; (ix) by Hecate if the cash value in the Trust Account calculated after the EGH Shareholder Redemptions is less than $50.0 million; or (x) by Hecate if the Hecate Business Combination has not received the requisite vote for approval at the EGH Shareholders’ Meeting on or prior to the date that is 90 days after the date upon which the Hecate Registration Statement becomes effective.

If the Hecate BCA is terminated, none of the parties to the Hecate BCA will have any liability under the Hecate BCA, except in the case of Fraud (as defined in the Hecate BCA) or willful and material breach of any covenant or agreement in the Hecate BCA and for customary obligations that survive the termination thereof (such as confidentiality obligations).

Payment of Transaction Expenses

Generally, all expenses incurred in connection with the Hecate BCA will be paid by the party incurring such expenses. If the Closing does occur, we will pay all accrued and unpaid transaction expenses of our Company and Hecate and will retain any remaining aggregate transaction proceeds on the balance sheet of Hecate.

Incentive Equity Plan

Prior to the effectiveness of the Hecate Registration Statement, our Board of Directors will approve and adopt an equity incentive plan (the “Incentive Equity Plan”) in the form mutually agreed upon by Hecate and our Company to be effective as of one day prior to the date of Closing. The Incentive Equity Plan will provide for an initial share reserve of 10% of the number of shares of EGH Class A Common Stock outstanding following the Closing.

The Business Combination is expected to close in the third quarter of 2026, following the receipt of the required approvals by our shareholders and the fulfillment of other customary closing conditions.

Ancillary Agreements

A&R LLC Agreement of Hecate

Following the Hecate Business Combination, we will be organized in an “Up-C” structure, such that Hecate and the subsidiaries of Hecate will hold and operate substantially all of our assets and business, and we will be a publicly listed holding company that will hold a certain amount of equity interests in Hecate. Until any Redemptions (as defined below), the Parent will generally hold the remainder of the equity interests of Hecate through its ownership of the Parent Hecate Units. At the Closing, Hecate will amend and restate its limited liability company agreement (as amended, the “Hecate A&R LLC Agreement”) in its entirety to, among other things, provide the right of a holder of Parent Hecate Units (subject to certain terms and conditions set forth in the Hecate A&R LLC Agreement) to cause Hecate to redeem one or more of such Parent Hecate Units for shares of EGH Class A Common Stock on a one-for-one basis, together with the cancellation of an equal number of Parent Class V Shares, as set forth in the Hecate A&R LLC Agreement and the EGH Certificate of Incorporation (each, a “Redemption”). The Hecate A&R LLC Agreement will also provide for mandatory Redemptions in certain limited circumstances, including in connection with certain changes of control.

Tax Receivable Agreement

Concurrently with the Closing, we will enter into the tax receivable agreement (the “Tax Receivable Agreement”) with the Parent (in such capacity, the “TRA Holder”). Pursuant to the Tax Receivable Agreement, we will be required to pay the TRA Holder 85% of the amount of net tax benefit, if any, in U.S. federal, state and local income tax that we actually realize as a result of the increases in tax basis and certain other tax benefits related to any exchanges of Parent Hecate Units (together with an equal number of such TRA Holder’s Parent Class V Shares) for EGH Class A Common Stock.

Sponsor Lock-up and Support Agreement

Concurrently with the execution of the Hecate BCA, the Sponsor and the Representatives (collectively, the “Insiders”) entered into a Sponsor Lock-up and Support Agreement (the “Sponsor Lock-up and Support Agreement”),pursuant to which, among other things, each Insider agreed (i) to vote its Class A Ordinary Shares or Class B Ordinary Shares in favor of the Hecate Business Combination at the EGH Shareholders Meeting called to vote on such matters and (ii) not to transfer its Class B Ordinary Shares (or the EGH Class A Common Stock issuable in exchange for such Class B Ordinary Shares pursuant to the Hecate BCA) prior to one year after the Closing and (iii) to waive any adjustment to the conversion ratio set forth in our Amended and Restated Articles with respect to the Class B Ordinary Shares. Notwithstanding the foregoing, (x) from and after the date that is six months after the Closing, the Insiders may Transfer (as defined in the Sponsor Lock-Up and Support Agreement) up to 10% of the Locked-Up Shares (as defined in the Sponsor Lock-Up and Support Agreement); (y) from and after the date that is nine months after the Closing, the Insiders may Transfer up to an additional 5% of the Locked-Up Shares.

The Sponsor also agreed that, from and after the Closing, all shares of EGH Class A Common Stock received by the Sponsor in respect of the 5,000,000 Class B Ordinary Shares held by the Sponsor (such shares, the “At-Risk Shares”) shall be unvested and shall not vest and Sponsor shall not transfer any such At-Risk Shares unless, until, with respect to the At-Risk Shares described below the following events have occurred (the “Vesting”), and upon Vesting the corresponding At-Risk Shares (the “Vested Shares”) shall no longer be subject to surrender and forfeiture.

In the event that the Hecate BCA is Closed, the following number At-Risk Shares (“Tranche A Shares”) shall Vest. If of the cash proceeds to be received by us at Closing from the Trust Account (“Cash Value”) equal $50,000,000 or more, 80% of the At-Risk Shares shall Vest and become Vested Shares. If the Cash Value is less than $50,000,000, no at-Risk Shares will vest upon the Closing, and any future vesting shall be subject to clauses (ii) through (iv) below. One half of the At-Risk Shares that did not Vest shall become “Tranche B Shares” and one half of the At-Risk Shares that did not Vest shall become “Tranche C Shares”:

(i)	If, subsequent to the Closing and prior to the fourth anniversary of the Closing, the EGH VWAP (as defined in the Sponsor Lock-Up and Support Agreement) equals or exceeds $12.00, the Tranche B Shares shall Vest and become Vested Shares.
(ii)	If, subsequent to the Closing and prior to the fourth anniversary of the Closing, the EGH VWAP equals or exceeds $13.00, the Tranche C Shares shall Vest and become Vested Shares.

Notwithstanding the foregoing, if, prior to the Tranche B Shares or Tranche C Shares Vesting, Parent or any other holder of Hecate Units (each a “Reporting Person”) files one or more Form 4s with the SEC reporting aggregate sales of shares of EGH Class A Common Stock since the Closing equal to the lesser of (x) 5% of the aggregate EGH Class A Common Stock owned by all Reporting Persons, directly or indirectly, at the Closing and (y) an aggregate value of $25,000,000 or more, all of the Tranche B Shares or Tranche C Shares that have not previously Vested shall then Vest and become Vested Shares.

Upon the fourth (4th) anniversary of the Closing, if any of the Tranche B Shares or Tranche C Shares have not Vested, such At-Risk Shares shall be immediately and automatically cancelled and forfeited by the Sponsor and each Sponsor-Related Person (as defined in the Sponsor Lock-Up and Support Agreement), or holder thereof. Sponsor shall not Transfer any At-Risk Shares unless, until and only to the extent that any transferee of such At-Risk Shares, must enter into a written agreement with us, in substantially the form of the Sponsor Lock-Up and Support Agreement, agreeing to be bound by the obligations of the Sponsor with respect to such shares under the Sponsor Lock-Up and Support Agreement.

In the event that after the Closing and prior to the fourth (4th) anniversary of Closing, there is a Change of Control (as defined in the Sponsor Lock-Up and Support Agreement) and the Tranche B Shares or the Tranche C Shares have not previously Vested, then corresponding VWAP threshold shall be deemed to have been achieved with respect to the Tranche B Shares and the Tranche C Shares and all of such shares shall Vest. In the event the VWAP threshold would be deemed to be achieved pursuant to the Sponsor Lock-Up and Support Agreement, the VWAP threshold shall be deemed to be satisfied immediately prior to the consummation of the Change of Control and the applicable At-Risk Shares shall receive the same consideration per share as the shares of EGH Class A Common Stock receive in the Change of Control.

Amended and Restated Registration Rights Agreement

Concurrently with the Closing, the Registration Rights Agreement will be amended and restated and certain shareholders of our Company prior to the Closing (the “Initial Holders”), the Parent and certain other stockholders receiving EGH Class A Common Stock, Hecate Units and Parent Hecate Units pursuant to the Hecate Business Combination (collectively with the Initial Holders, the “Registration Rights Holders”) will enter into an amended and restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”).

Pursuant to the Amended and Restated Registration Rights Agreement, we will agree that, within 30 calendar days after the Closing, we will use our commercially reasonable efforts to file with the SEC (at our sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Registration Rights Holders (the “Resale Registration Statement”), and we will use our commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the Registration Rights Holders can demand our assistance with underwritten offerings and block trades, subject to certain limitations such as size and value thresholds and customary underwriter cutbacks and issuer blackout periods, and the Registration Rights Holders will also be entitled to certain customary piggyback registration rights.

Parent Lock-Up and Support Agreement

Concurrently with the execution of the Hecate BCA, we entered into a Parent Lock-Up and Support Agreement with the Hecate Parties (the “Parent Lock-Up and Support Agreement”), pursuant to which Parent agreed not to transfer its Parent Hecate Units and corresponding Parent Class V Shares received in connection with the Hecate Business Combination until one year after the Closing. Notwithstanding the foregoing, (x) from and after the date that is six months after the Closing, the Parent may Transfer up to 10% of the Locked-Up Shares; and (y) from and after the date that is nine months after the Closing, the Parent may Transfer up to an additional 5% of the Locked-Up Shares.

The form of Hecate A&R LLC Agreement, the form of Tax Receivable Agreement, and the form of Amended and Restated Registration Rights Agreement are included as exhibits to the Hecate BCA filed with the Hecate Form 8-K and the Sponsor Lock-up and Support Agreement and the Parent Lock-Up and Support Agreement are filed herein as Exhibits 10.11 and 10.13, respectively, and are incorporated herein by reference. The foregoing descriptions of the Hecate A&R LLC Agreement, Tax Receivable Agreement, Sponsor Lock-up and Support Agreement, Amended and Restated Registration Rights Agreement and Parent Lock-Up and Support Agreement are qualified in their entirety by reference thereto.

Management Team, Board and Special Advisor

The members of our entire Management Team have extensive experience identifying, evaluating, negotiating and completing the types of transactions that we plan to pursue for our initial Business Combination.

We are further supported by our Board of Directors, which is comprised of senior leaders who have significant broad based business leadership experience and have been at the forefront of forward thinking on climate change, sustainability policies and companies leading the transition to a cleaner future. They come from a wide range of sub-sectors and functional areas and provide us with access to their expertise and extensive industry networks from which we source and evaluate targets, as well as devise plans to optimize any business that we acquire. We believe that potential sellers of target businesses view the fact that our Management Team has successfully negotiated and consummated Business Combinations with Volta (as defined below) and Hyliion (as defined below), as well as orchestrated the subsequent sale of Volta to Shell (as defined below), as positive factors in considering whether or not to enter into and consummate a Business Combination with us.

Additionally, our Special Advisor may assist our Management Team with sourcing and evaluating Business Combination opportunities and devising plans and strategies to optimize any business that we acquire following the consummation of the Initial Public Offering. However, unlike our Management Team, our Special Advisor is not responsible for managing our day-to-day affairs and has no authority to engage in substantive discussions with Business Combination targets on our behalf.

We believe our Management Team’s track record and execution experience, including its experience sourcing Volta for Tortoise Acquisition II and Hyliion for Tortoise Acquisition I and consummating their Business Combinations, stepping into leadership roles at Volta and orchestrating a merger with Shell, together with the deep industry and investing experience of our Sponsor, combined with the extensive experience of our Management Team, make us very well positioned to identify, source, negotiate and execute a Business Combination that meets our investment criteria and generates attractive risk-adjusted returns for our shareholders.

SPAC Experience

Members of our Board of Directors and Management Team have also served as executive officers, directors and/or advisors of Tortoise Acquisition Corp. (“Tortoise Acquisition I”), a former blank check company that raised $233 million in its initial public offering in March 2019 and completed its initial Business Combination with Hyliion Inc. in October 2020, in connection with which Tortoise Acquisition I changed its name to Hyliion Holdings Corp. (“Hyliion”). There was no extension of the SPAC term and there were nearly 0% redemptions by public stockholders in connection with the Business Combination. Certain members of our Board of Directors and Management Team currently serve or have also served as directors of Hyliion. The trading price of Hyliion’s common stock has ranged from $58.66 to $0.52 following the consummation of the Business Combination. The common stock of Hyliion is currently traded on the NYSE American under the symbol “HYLN.” Hyliion’s closing price on March 19, 2026 was $2.90 per share.

Members of our Board of Directors and Management Team have also served as executive officers, directors and/or advisors of Tortoise Acquisition Corp. II (“Tortoise Acquisition II”), a blank check company that raised $345 million in its initial public offering in September 2020 and completed its initial Business Combination when it acquired Volta Industries, Inc. in August 2021. Thereafter, Tortoise Acquisition II changed its name to Volta Inc. (“Volta”). There was no extension of the SPAC term and there were approximately 70.2% redemptions by its public shareholders in connection with the Business Combination. The trading price of Volta’s common stock ranged from $18.33 to $0.30 following the consummation of the Business Combination. Members of our Board of Directors and Management Team also served as directors and executive officers, including as the interim Chief Executive Officer, Chief Development Officer, and Chief Legal Officer of Volta. The common stock of Volta was traded on the NYSE under the symbol “VLTA” until Volta was acquired by Shell plc (NYSE: SHEL) (“Shell”) on March 31, 2023 for $0.86 per share.

Members of our Board of Directors and Management Team have also served as executive officers, directors and/or advisors of TortoiseEcofin Acquisition Corp. III (“Tortoise Acquisition III”), a blank check company that raised $345 million in its initial public offering in July 2021. Tortoise Acquisition III filed its notice of termination of listing with the SEC and redeemed all outstanding public Class A Ordinary Shares in September 2024.

We believe that we benefit from the valuable experience gained by our Board of Directors and Management Team during the launch and operation of Tortoise Acquisition III, Tortoise Acquisition II and Tortoise Acquisition I, including the process of evaluating numerous target companies and industry sectors, selecting Volta and Hyliion as Business Combination partners, negotiating the terms of the Business Combination agreements, soliciting stockholder approval and consummating the respective Business Combinations and the related transactions.

However, past performance of our Board of Directors and Management Team, Tortoise Acquisition III, Tortoise Acquisition II, Tortoise Acquisition I, Tortoise or Lightfoot Capital Partners LP (together with its general partner, “Lightfoot Capital”) is not a future guarantee (i) of success with respect to any Business Combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial Business Combination. It is also possible, as was the case with Tortoise Acquisition III, that we may determine that it is in the best interests of shareholders to not consummate a Business Combination and liquidate the Trust Account, resulting in a return of your invested capital. Our shareholders should not rely on the historical record of our Board of Directors and Management Team, Tortoise Acquisition II, Tortoise Acquisition I, Tortoise, Lightfoot Capital or any related investment’s performance as indicative of our future performance.

Acquisition Strategy

Our acquisition strategy is to identify and complete our initial Business Combination with a company that is playing an active role in providing solutions that expand the availability of reliable power, reduce emissions and/or improve the sustainability of products and industries, along with making a positive impact on the communities that it serves by employing efficient and innovative business practices. We target a company and management team that shares our commitment to good governance, operational discipline and transparency.

While we may pursue an initial Business Combination target in any industry or geographical location, we have focused our search in the broad power market and energy transition or sustainability arena targeting industries that require reliable and cost effective power and / or innovative decarbonization solutions in order to meet critical energy supply needs or emission reduction objectives. Specifically, we are interested in companies implementing advanced technologies to modernize the aging grid infrastructure, provide and manage power, enhance renewable energy capacity, install and maintain energy distribution infrastructure, and improve electricity transmission efficiency. Given that over 70% of U.S. transmission and distribution power transformers are more than 25 years old, and according to the U.S. Department of Energy, independent estimates predict that there will be a need for a 60% increase in electricity transmission by 2030 to meet growing clean energy demands. As a result, we see significant opportunities in this and adjacent sectors. Additionally, factors such as recent innovations in artificial intelligence (“AI”), new investments in data centers for AI and other applications, increased adoption of electric vehicles, and the need for increased residential energy for cooling as a result of a global rise in temperatures are expected to be continued drivers of increased energy consumption.

We believe there are attractive opportunities to acquire and merge with rapidly growing companies leading these initiatives in energy transition, infrastructure, natural resources, and adjacent sectors. We are focused on identifying scalable businesses playing an essential role in providing energy companies with disruptive solutions and technologies that have enabled them to grow quickly and are positioned to sustain a robust growth trajectory through the addition of new capital, access to public markets, and operational or strategic expertise.

Our extensive sourcing network includes (i) business founders, owners and senior management contacts, (ii) private equity, financial investors and other Sponsors of private businesses and (iii) industry professionals, including investment banking, legal, accounting and other industry-focused experts. We believe that there are highly attractive investment opportunities that are accessible through our network of contacts that exist within our focus industries. We believe our management team’s experience and combined expertise provide us with unique insight to evaluate targets across numerous sectors, including power and power management, clean and renewable energy and related infrastructure, electric and autonomous mobility, energy efficiency and battery storage solutions, environmental services, hydrogen, renewable and bio fuels, waste to energy and recycling, and natural resource extraction, processing and transportation, among others. Businesses that we plan to target for our initial Business Combination will be those that are at an inflection point in their life cycle and that we believe can benefit from our strategic insights, capital and expertise to accelerate their business development, improve their business prospects and unlock the full value of their businesses.

We believe in the ability of our Management Team to add significant value to a target company from a strategic, business building, commercial, capital markets, public company operations and sustainability perspective. Our extensive operational experience and the public company expertise of our management team present the potential for an attractive risk-adjusted return profile through our involvement and stewardship. As demonstrated by our Management Team with Tortoise Acquisition II’s consummated Business Combination with Volta and eventual sale to Shell and Tortoise Acquisition I’s consummated Business Combination with Hyliion, we believe that the extensive skills and perspectives of our Management Team will enable us to identify dynamic and visionary management teams and work alongside them to crystalize their strategic vision, enhance their business plan and improve their operational capabilities. In addition, our Management Team has significant hands-on experience working with growth-oriented companies in preparing for and executing an initial public offering or an initial Business Combination, and serving as active owners and directors by working closely with these companies to assist in the execution of their strategic plan, support their continued transformations and help access and create long term value in the public markets.

We believe we play an important role in the public equity markets by identifying high-quality, growth-oriented businesses, evaluating the merits and viability of high-growth business plans and completing pre-investment due diligence, focusing and preparing the business for the multi-faceted requirements of being a publicly traded company, and both capitalizing and leading the actual Business Combination transaction. It is our view that this function will be invaluable to our eventual Business Combination target, as we believe we have the skills to validate and enhance their business plan, improve their competitive profile and prepare them for the rigors of being publicly listed, as well as to our investors who might otherwise not have the opportunity or confidence to publicly invest in the business we identify in the shift to electrification and broader transition towards a decarbonized and cleaner future.

Our Management Team and the investment professionals of our Sponsor have an extensive network of senior industry contacts, including corporate executives, investment banking professionals, private equity and other financial Sponsors, and owners of private businesses. We believe this network is a key competitive advantage in sourcing attractive Business Combination targets that meet our criteria, and that the reputation and expertise of our Management Team around energy transition and sustainability themes will make us a preferred partner for potential Business Combination counterparties.

We believe that the operational experience of our Management Team should enable us to enhance the strategic vision and operational performance of the assets and businesses that we acquire in order to maximize value for shareholders. This may include improving operating efficiencies, increasing margins and profitability, driving revenue growth, investing in organic growth projects, pursuing future strategic acquisitions or divestitures and optimizing the capital structure. We believe our expertise in identifying and sourcing compelling investment opportunities combined with our strategic and operational proficiency in creating value provides a competitive advantage relative to other strategic and financial buyers.

Our management team has a deep understanding of capital markets, which we believe is an important aspect of a special purpose acquisition company management team. We believe our Executive Chairman’s and Chief Executive Officer’s extensive track records of public and private investments, including initial public offerings, follow on equity offerings, and PIPEs, provide valuable expertise in evaluating and executing capital markets transactions. We believe that the combination of our management team’s experience and network in the private and public equity markets will allow us to effectively identify, evaluate, finance and structure the Business Combination transaction.

We believe that our proven, differentiated and disciplined approach to sourcing, analyzing and ultimately executing an initial Business Combination enables us to find targets with attractive risk-adjusted return profiles for our shareholders. We have core investing tenets that guide our rigorous evaluations, conduct rigorous due diligence, and consistently turn down opportunities that don’t satisfy our risk-adjusted return framework.

As outlined above, we have access to an integrated team with a full suite of strategic, financial, legal and operational capabilities, allowing us to identify targets and complete our due diligence in a thorough and expedited manner. We believe our experience and industry expertise enable us to pursue a number of transaction opportunities concurrently and compress the time required from initial identification of an opportunity to transaction announcement.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating candidates for our initial Business Combination, including Hecate. We use these criteria and guidelines in evaluating Business Combination opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines. We focus on candidates that we believe:

●	will benefit from our team’s operating expertise, technical expertise, structuring expertise, extensive network, insight and capital markets expertise;
●	exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review;
●	are at an inflection point, are in need of additional management expertise, are able to innovate through new operational techniques, or where we believe we can drive improved financial performance;
●	have attractive opportunities to grow their business through organic growth projects and third-party acquisitions;
●	will be well received by public investors and are expected to have good access to the public capital markets;
●	are engaged in activities that are consistent with management’s view of macro trends; and
●	are expected to generate attractive risk-adjusted returns for our shareholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our Management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC, such as the Hecate Registration Statement.

Our Sponsor

Our Sponsor, EGH Sponsor LLC, is a Delaware limited liability company, which was formed in January 2025 to invest in our Company. Although our Sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our Sponsor’s business is focused on investing in our Company. Andrew B. Lipsher, our Chief Executive Officer and director, and Vincent T. Cubbage, our Executive Chairman, Chief Financial Officer and director, are the managing members of Energy Growth Holdings LLC, a Delaware limited liability company, which is the managing member of EGH Management, LLC, the managing member of our Sponsor, and each holds voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Messrs. Lipsher and Cubbage control the management of our Sponsor, including the exercise of voting and investment discretion over the securities of our Company held by our Sponsor.

Energy Growth Holdings LLC holds Sponsor membership interests reflecting indirect interests in 1,783,333 Founder Shares and 20,000 Private Placement Units. Meteora Capital LLC holds Sponsor membership interests reflecting indirect interests in 916,667 Founder Shares and 55,000 Private Placement Units and have the right to designate a board observer. On April 8, 2025, the Sponsor granted membership interests equivalent to an aggregate of 75,000 Founder Shares (25,000 Founder Shares each) to our three independent directors in exchange for their services as independent directors through the initial Business Combination. On April 11, 2025, the Sponsor granted a membership interest equivalent to 10,000 Founder Shares to one of our service providers in exchange for their service as our service provider. On June 3, 2025, the Sponsor granted a membership interest equivalent to 25,000 Founder Shares to our Chief Legal Officer in exchange for her service as an officer through the initial Business Combination. As of the date of this Report, no other entity or person has a direct or indirect material interest in our Sponsor.

Because our Sponsor acquired the Founder Shares at a nominal price of $0.004 per share, our Public Shareholders incurred immediate and material dilution upon the closing of the Initial Public Offering. Further, the Class A Ordinary Shares issuable in connection with the conversion of the Founder Shares may result in material dilution to our Public Shareholders due to the anti-dilution rights of our Founder Shares that may result in an issuance of Class A Ordinary Shares on a greater than one-for-one basis upon conversion. Additionally, our Public Shareholders may experience dilution from the conversion of the 500,000 Private Placement Rights into 33,333 Class A Ordinary Shares. Further, our Public Shareholders may experience material dilution if the $1,500,000 in Working Capital Loans is fully advanced by the Sponsor and the Sponsor elects to convert the Working Capital Loans into Private Placement equivalent units at $10.00 per unit, resulting in the Sponsor receiving an additional 150,000 such units.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering, plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Private Placement-equivalent units issued to our Sponsor or any of its affiliates or to our officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. Upon the expiration of the Over-Allotment Option, 750,000 Founder Shares were surrendered for no consideration.

As described above, we may pay consulting, success or finder fees to our Sponsor, officers and directors or their respective affiliates in connection with the consummation of our initial Business Combination, and we may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions. Although no terms for any such arrangements have been determined and no written agreements exist with respect to such arrangements, if such compensation is substantial it could result in material dilution to the interests of the public Class A Ordinary Shareholders.

If we raise additional funds through equity or convertible debt issuances, our Public Shareholders may suffer significant dilution. This dilution would increase to the extent that the anti-dilution provision of the Founder Shares result in the issuance of Class A Ordinary Shares on a greater than one-for-one basis upon conversion of the Founder Shares at the time of our initial Business Combination.

In addition, in order to facilitate our initial Business Combination as determined by our Sponsor in its sole discretion, our Sponsor may surrender or forfeit, transfer or exchange our Founder Shares, Private Placement Units or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities. We may also issue Class A Ordinary Shares upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions as set forth therein.

Pursuant to the Letter Agreement, each of our Sponsor, directors and officers have agreed to a lock-up and restrictions on their ability to transfer, assign, or sell the Founder Shares and Private Placement Units and the securities underlying the Private Placement Units. Further, the Sponsor membership interests are locked up and not transferable because the Letter Agreement prohibits indirect transfers. The Letter Agreement may be amended without shareholder approval. Such transfer restrictions have been amended in connection with Business Combinations for certain other SPACs. While we do not expect our Board to approve any amendment to the Letter Agreement prior to our initial Business Combination, it may be possible that our Board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the Letter Agreement.

Potential Additional Financings

We may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we raise additional funds through equity or convertible debt issuances, our Public Shareholders may suffer significant dilution and these securities could have rights that rank senior to our Public Shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our Founder Shares, our Public Shareholders may incur material dilution. In addition, we target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We may also obtain financing prior to the closing of our initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop agreements into which we may enter. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Our Business Combination Process

Members of our Management Team and our independent directors directly or indirectly own Founder Shares and/or Private Placement Units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. The low price that our Sponsor, executive officers and directors (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. If we are unable to complete our initial Business Combination within the Combination Period, or by such earlier liquidation date as our Board of Directors may approve, the Founder Shares and the Private Placement Units (and the underlying securities) may expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Articles provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial Business Combination.

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other SPACs with which they may become involved. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she may honor these obligations and duties to present such Business Combination opportunity to such other entities first. It is the intention that they will first present to us any potential Business Combination opportunities suitable for a SPAC prior to any similar entity (subject to any future obligations or duties) unless such opportunity is presented to them in their capacity as an officer or director of such other entity or if such other special purpose entity has a different capitalization size or target focus. Such other fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial Business Combination.

Nasdaq Rules

The Nasdaq Rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the Deferred Fee and taxes payable on the interest earned on the Trust Account, if any, and such test, the “80% Test”). Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our Board of Directors will be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to the Nasdaq Rules, any initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new Ordinary Shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding Ordinary Shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% Test. If the Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the target businesses. Based on the valuation analysis of our Management and Board of Directors, we have determined that the fair market value of Hecate was substantially in excess of 80% of the funds in the Trust Accountant and that the 80% Test was therefore satisfied.

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed initial Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial Business Combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our Management Team’s and Senior Advisor’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

Financial Position

With funds available for a Business Combination, as of December 31, 2025 in the amount of $153,867,836 (not including amounts held outside of the Trust Account for working capital), before payment of the Deferred Fee and taxes payable, if any, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that we believe will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our Ordinary Shares in connection with our initial Business Combination (including pursuant to any forward purchase agreements or backstop agreements into which we may enter), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Public Shares, we may use the balance of the cash released to us from the Trust Account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies, or for working capital.

We may pursue an initial Business Combination in any business or industry. Although our Management assesses the risks inherent in a particular target business with which we may combine, including Hecate, we cannot assure our shareholders that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop agreements into which we may enter. None of our Sponsors, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

Sources of Target Businesses

Target Business Combination candidates, such as Hecate, are brought to our attention from various unaffiliated sources, including investment bankers, private investment funds and large business enterprises seeking to divest non-core assets or divisions. Target businesses may also be brought to our attention by such unaffiliated sources, as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report or the prospectus of our Initial Public Offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by us to our Sponsor, officers or directors, or a member of our Management Team or Senior Advisor, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

We will engage a finder only to the extent our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers, directors, or our Senior Advisor, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors or our Senior Advisor. While Hecate is not affiliated with our Sponsor, officers, directors or Senior Advisor, in the event we do not consummate the Hecate Business Combination and we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Articles) with our Sponsor, officers, directors or Senior Advisor, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

We believe our Management Team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial Business Combination targets. Over the course of their careers, the members of our Management Team and our Senior Advisor have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our Management Team and Senior Advisor sourcing, acquiring and financing businesses, the reputation of our Management Team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our Management Team in executing transactions under varying economic and financial market conditions.

This network has provided our Management Team with a flow of referrals that has resulted in numerous transactions that were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our Management Team will provide us important sources of investment opportunities.

We may contact prospective target businesses that our Management Team in their prior SPACs had considered and rejected as target businesses to acquire if we believe that such targets are currently interested in a potential initial Business Combination with us and if such transaction would be attractive to our shareholders.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, such as Hecate, we conduct a due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business, such as Hecate. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Hecate, when evaluating the desirability of effecting our initial Business Combination with that business and plan to continue to do so if the Hecate Business Combination is not consummated and we seek other Business Combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure our shareholders that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our shareholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Articles. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule (as is the case with the Hecate Business Combination as currently contemplated), or we may decide to seek shareholder approval for business or other reasons.

Under the Nasdaq Rules, shareholder approval would be required for our initial Business Combination if, for example:

●	we issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then outstanding (other than in a public offering);
●	any of our directors, officers or substantial shareholders (as defined by the Nasdaq Rules) has a 5% or greater interest earned on the Trust Account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or
●	the issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on us; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed Business Combination; (iv) other time and budget constraints of our Company; and (v) additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

See “Hecate Business Combination” above for more information on the requisite approvals in connection with the Hecate Business Combination.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers and Senior Advisor and any of their affiliates may purchase Public Shares or Public Rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such Public Shareholder, although still the record holder of our Public Shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers or Senior Advisor or any of their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling Public Shareholders would be required to revoke their prior elections to redeem their Public Shares. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, directors, officers or Senior Advisor or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers and Senior Advisor and any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Rights in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the Business Combination, (2) reduce the number of Public Rights outstanding and/or increase the likelihood of approval on any matters submitted to the Public Rights holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination in circumstances that may not otherwise have been possible. To the extent such securities are purchased, such public securities will not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, directors, officers, and Senior Advisor and any of their affiliates anticipate that they may identify the Public Shareholders with whom our Sponsor, directors, officers or Senior Advisor or any of their affiliates may pursue privately negotiated transactions by either the Public Shareholders contacting us directly or by our receipt of redemption requests submitted by Public Shareholders (in the case of Public Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, directors, officers or Senior Advisor or any of their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming Public Shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such Public Shareholder has already submitted a proxy with respect to our initial Business Combination, but only if such Public Shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, directors, officers and Senior Advisor and any of their affiliates will select from which Public Shareholders to purchase Public Shares based on the negotiated price and number of Public Shares and any other factors that they may deem relevant, and are restricted from purchasing Public Shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, directors, officers and Senior Advisor and any of their affiliates are restricted from making purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, officers or Senior Advisor or any of their affiliates were to purchase Public Shares or Public Rights from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, directors, officers or Senior Advisor or any of their affiliates may purchase Public Shares or Public Rights from Public Shareholders outside the redemption process, along with the purpose of such purchases;
●	if our Sponsor, directors, officers or Senior Advisor or any of their affiliates were to purchase Public Shares or Public Rights from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, officers or Senior Advisor or any of their affiliates would not be voted in favor of approving the Business Combination transaction;
●	our Sponsor, directors, officers or Senior Advisor or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Current Report on Form 8-K, before our general meeting of shareholders to approve the Business Combination transaction, the following material items:
o	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, officers or Senior Advisor or any of their affiliates, along with the purchase price;
o	the purpose of the purchases by our Sponsor, directors, officers or Senior Advisor or any of their affiliates;
o	the impact, if any, of the purchases by our Sponsor, directors, officers or Senior Advisor or any of their affiliates on the likelihood that the Business Combination transaction will be approved;
o

the identities of our security holders who sold to our Sponsor, directors, officers or Senior Advisor or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, officers or Senior Advisor or any of their affiliates; and

o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

See “Hecate Business Combination” above for more information on permitted purchases of our securities in connection with the Hecate Business Combination.

Redemptions in Connection with Our Initial Business Combination

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination, upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of December 31, 2025, the Redemption Price was approximately $10.26 per Public Share (before taxes payable, if any). The per share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by any Deferred Fee we may pay to the Underwriters. Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares they may hold in connection with the completion of our initial Business Combination.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements into which we may enter, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

See “Hecate Business Combination” above for more information on redemptions of our Public Shares in connection with the Hecate Business Combination.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Articles would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the Nasdaq Rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our Amended and Restated Articles and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a Special Resolution.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our Amended and Restated Articles:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive an Ordinary Resolution. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding Ordinary Shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares, Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of our initial Business Combination. For purposes of seeking approval of an Ordinary Resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained.

As a result, if all outstanding Ordinary Shares are voted on a resolution to approve our initial Business Combination, in addition to our Sponsor’s 5,000,000 Founder Shares and 350,000 Private Placement Shares, if we would require an Ordinary Resolution, we would need 4,900,001 Public Shares, or approximately 32.7% of the 15,000,000 Public Shares, and if we would require a special resolution of two-thirds of our Ordinary Shares voted at the meeting, we would need 8,316,667 Public Shares, or approximately 55.4% of the 15,000,000 Public Shares to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, assuming in each case that the parties to the Letter Agreement do not acquire any Public Shares. Assuming that only the holders of one-third of our issued and outstanding Ordinary Shares, representing a quorum under our Amended and Restated Articles, vote their Ordinary Shares, regardless of whether such vote pertains to an Ordinary Resolution or a Special Resolution of two-thirds of our Ordinary Shares voted at the meeting, we would not need any Public Shares in addition to our Founder Shares and Private Placement Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. See “Hecate Business Combination” above for more information on the voting agreements entered into in connection with the Hecate Business Combination.

In addition, prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares have the right to (i) appoint and remove directors prior to or in connection with the completion of our initial Business Combination and (ii) vote on continuing our Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or vote against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial Business Combination that contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Public Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or Public Shares delivered by Public Shareholders who elected to redeem their Public Shares.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements into which we may enter, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemptions Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Articles provides that a Public Shareholder, together with any affiliate of such Public Shareholder or any other person with whom such Public Shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), are restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering (the “Excess Shares”) without our prior consent. We believe this restriction will discourage Public Shareholders from accumulating large blocks of Public Shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such Public Shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of Public Shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we will not restrict our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the scheduled vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its Public Shares if it wishes to seek to exercise its redemption rights. In the event that a Public Shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Given the relatively short exercise period, it is advisable for Public Shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the Public Shares or delivering them through the DWAC System. The transfer agent will typically charge the broker submitting or tendering Public Shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require Public Shareholders seeking to exercise redemption rights to submit or tender their Public Shares. The need to deliver Public Shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a Public Shareholder delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such Public Shareholder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to our Public Shareholders electing to redeem their Public Shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their Public Shares.

If the Hecate Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Articles provide that we have only the duration of the Combination Period to complete our initial Business Combination. If we have not completed our initial Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Rights, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period; although, they are entitled to liquidating distributions from assets outside the Trust Account. However, if our Sponsor or Management Team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period, or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $777,703 of proceeds held outside the Trust Account (as of December 31, 2025), although we cannot assure our Public Shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the Redemption Price upon our dissolution would be approximately $10.26 as of December 31, 2025. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure our Public Shareholders that the actual per-share redemption amount received by Public Shareholders will not be substantially less than the Redemption Price. While we intend to pay such amounts, if any, we cannot assure our shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in our best interests under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the Underwriters did not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

To protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for our independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure our Public Shareholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, in each case less (x) taxes payable, if any, and (y) up to $100,000 for dissolution expenses, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure our Public Shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per Public Share.

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. As of December 31, 2025, we had access to up to approximately $777,703 from the proceeds of the Initial Public Offering held outside of the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our Public Shareholders we will be able to return $10.00 per Public Share to our Public Shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by Public Shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our Public Shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Amended and Restated Articles to modify (x) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective Public Shares for cash upon the completion of our initial Business Combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed Business Combination. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a Public Shareholder’s voting in connection with the Business Combination alone will not result in a Public Shareholder’s redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such Public Shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Articles, like all provisions of our Amended and Restated Articles, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise or are forced to exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our issued and outstanding Rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have two officers: Mr. Vincent T. Cubbage and Mr. Andrew B. Lipsher. They are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our Public Units, Public Shares and Public Rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by Withum, our independent registered public accountant. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business, such as Hecate. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business, including Hecate. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our Ordinary Shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to continue to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following May 12, 2030, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

In addition, prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares have the right to vote on (i) the appointment or removal of directors and (ii) an amendment to continue our existence in a jurisdiction outside of the Cayman Islands. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption but may do so in the future. Accordingly, if we choose to do so, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1A.Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	we are a blank check company with no operating history and no revenues, and our shareholders have a limited basis on which to evaluate our ability to achieve our business objective, completing an initial Business Combination;
●	we may not be able to complete our initial Business Combination, including the Hecate Business Combination, within the Combination Period, in which case we would liquidate and redeem our Public Shares;
●	we may be subject to litigation attempting to enjoin or otherwise prevent the consummation of the Business Combination, which may delay our completion of a Business Combination or affect our ability to close any Business Combination;
●	we may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results;
●	we may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, such as Hecate, which could compel us to restructure or abandon a particular Business Combination;
●	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;
●	our Public Shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination;
●	as the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets, or such attractive targets may not be interested in consummating a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination;
●	if we do not consummate the Hecate Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;
●	we may engage one or more of the Underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as mergers and acquisitions advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The Underwriters are entitled to receive the Deferred Fee that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause the Underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;
●	we may attempt to complete our initial Business Combination with a private company about which little information is available, such as Hecate, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	resources could be wasted on researching Business Combinations targets that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Rights will expire worthless;
●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;
●	military or other conflicts and other disruptions to the equity or debt capital markets, including as a result of inflation in the United States and elsewhere, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;
●	changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;
●	in order to effectuate an initial Business Combination, SPACs have, in the recent past, amended various provisions of their memorandums and articles of association, and other governing instruments. We cannot assure you that we will not seek to amend our Amended and Restated Articles or governing agreement in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support;
●	changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company;
●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our Business Combination prospects;
●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss, as well as impact our ability to consummate an initial Business Combination;
●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;
●	if we seek shareholder approval of our initial Business Combination, our Sponsor and Management Team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote. As such, under certain circumstances, we may not need any Public Shares in addition to Founder Shares to be voted in favor of our initial Business Combination to approve an initial Business Combination;
●	our Public Shareholders’ only opportunity to effect their investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash;
●	the ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target;
●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares and the payment of the Deferred Fee may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may materially dilute Public Shareholders’ investment in us;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares could increase the probability that our initial Business Combination would be unsuccessful and that our Public Shareholders would have to wait for liquidation in order to redeem their Public Shares;
●	the requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach the end of the Combination Period, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders;
●	we may decide not to extend the Combination Period, in which case we would liquidate and redeem our Public Shares, and the Rights would be worthless;
●	if we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, Senior Advisor and their respective affiliates may elect to purchase Public Shares or Public Rights from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Public Shares or Public Rights;
●	if a Public Shareholder fails to receive notice of our offer to redeem their Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering their Public Shares, such Public Shares may not be redeemed;
●	our Public Shareholders will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act;
●	if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, they may lose the ability to redeem all such Public Shares in excess of 15% of our Class A Ordinary Shares;
●	because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Rights will expire worthless;
●	if the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or Management Team to fund our search and to complete our initial Business Combination;
●	our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions;
●	if we are unable to consummate our initial Business Combination within the Combination Period, our Public Shareholders may be forced to wait beyond May 12, 2027 before redemption from our Trust Account;
●	we may not hold an annual general meeting until after the consummation of our initial Business Combination, which could delay the opportunity for our Public Shareholders to discuss company affairs with Management, and the holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors or continuing our Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial Business Combination;
●	since only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors prior to the consummation of the initial Business Combination, Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq Rules and, as a result, we may qualify for exemptions from certain corporate governance requirements;

●	our Sponsor controls the appointment of our Board of Directors until consummation of our initial Business Combination and holds a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our Public Shareholders do not support;
●	because we are limited to evaluating a target business in a particular industry sector, if the Hecate Business Combination is not consummated, our shareholders may be unable to ascertain the merits or risks of any particular target business’ operations;
●	if the Hecate Business Combination is not consummated, we may seek Business Combination opportunities in industries or sectors that may be outside of our Management’s areas of expertise;
●	although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, if the Hecate Business Combination is not consummated, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines;
●	we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view;
●	we may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks;
●	if the Hecate Business Combination is not consummated, unlike some other similarly structured SPACs, our Sponsor, officers and directors will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial Business Combination;
●	we may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders, which may raise potential conflicts of interest;
●	we may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us;
●	we may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business, and which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability;
●	we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination when a substantial majority of our Public Shareholders do not agree;
●	the provisions of our Amended and Restated Articles that relate to our pre-Business Combination activity (and corresponding provisions governing the release of funds from our Trust Account) may be amended with a Special Resolution of our shareholders, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend the Amended and Restated Articles to facilitate the completion of an initial Business Combination that some of our Public Shareholders may not support;

●	because we must furnish our shareholders with financial statements of our Business Combination target, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses;
●	compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination;
●	if our initial Business Combination, such as the Hecate Business Combination involves a company organized under the laws of a state of the United States (or any subdivision thereof), the Excise Tax could be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

Risks Relating to the Post-Business Combination Company

●	the share price of the combined company may decline below the initial value of the Public Units after our initial Business Combination;
●	the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business;
●	subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our shareholders to lose some or all of their investment;
●	our Management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business;
●	we may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company;
●	our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and Rights holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and/or uncertain;

Risks Relating to Acquiring or Operating a Business in Foreign Countries

●	we may not be able to complete an initial Business Combination because such initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited;
●	if we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us;
●	we may reincorporate in, or transfer by way of continuation to, another jurisdiction, which may result in taxes imposed on our shareholders or Rights holders;
●	we may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights;

●	we are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance;
●	if our Management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues;
●	exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished;
●	if we do not complete the Hecate Business Combination, after our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate;

Risks Relating to our Management Team

●	our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination;
●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;
●	we may not have sufficient funds to satisfy indemnification claims of our directors and officers;
●	past performance by our Management Team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in our Company;
●	we are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate;
●	our ability to successfully effect our initial Business Combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business;
●	the ownership interest of our Sponsor may change, and our Sponsor may divest its ownership interest in us before identifying a Business Combination, which could deprive us of key personnel and advisors;
●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous;
●	our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented;
●	members of our Management Team and Board of Directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination;

●	members of our Management Team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business;

Risks Relating to our Securities and Shareholder Rights

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account than we would have had the Trust Account remained as initially invested, such that our Public Shareholders would receive less upon any redemption or liquidation of our Company than what they would have received had the investments not been liquidated;
●	our Public Shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares;
●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;
●	our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders;
●	the securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in the Trust Account such that the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;
●	if, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our Public Shareholders in connection with our liquidation may be reduced;
●	if, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a liquidator or a bankruptcy, insolvency or other court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages;
●	an active market for our public securities may not continue, which would adversely affect the liquidity and price of our securities, and our shareholders may have limited liquidity and trading;
●	since our Sponsor will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;
●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	our Public Shareholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, they may be forced to sell their Public Shares or Public Rights, potentially at a loss;
●	our Sponsor paid an aggregate of $25,000, or approximately $0.004 per Founder Share and, accordingly, our Public Shareholders experience immediate and substantial dilution from the purchase of our Class A Ordinary Shares;
●	the nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of the Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our Ordinary Shares to materially decline;
●	because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited;
●	after our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, shareholders may not be able to enforce federal securities laws or their other legal rights;
●	provisions in our Amended and Restated Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench Management;
●	our Amended and Restated Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees;
●	whether a redemption of Public Shares will be treated as a sale of such Class A Ordinary Shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts;
●	we may amend the terms of the Rights in a manner that may be adverse to holders of Rights with the approval by the holders of at least 50% of the then outstanding Rights. As a result, the conversion ratio of the Rights could be changed, the conversion period could be shortened and the number of Class A Ordinary Shares upon conversion of a Right could be changed, all without Rights holder approval;
●	the Rights Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Rights, which could limit the ability of Rights holders to obtain a favorable judicial forum for disputes with our Company;
●	because each Unit contains one Right to receive one tenth (1/10) of one Class A Ordinary Share upon consummation of our initial Business Combination and only a whole Class A Ordinary Share will be issued in exchange for Rights, the Units may be worth less than units of other SPACs;
●	holders of Class A Ordinary Shares are not entitled to vote on continuing our Company in a jurisdiction outside of the Cayman Islands;
●	the grant of registration rights to our Sponsor, EGH Sponsor LLC, and other holders of our Private Placement Units (and their underlying securities) may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares;
●	we may be a passive foreign investment company, which could result in adverse United States federal income tax consequences to our U.S. shareholders; and

●	we are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) 2025 Q2 Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to the Hecate Parties and the Hecate Business Combination, please see the Hecate Registration Statement, once filed.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

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

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 1C.Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Audit Committee and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target, such as Hecate, may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2.Properties.

Our executive offices are located at 7901 4th Street North Suite No. 12820, St. Petersburg, Florida, and our telephone number is 941-274-3811. The cost for our use of this space is included in the $25,000 per month fee we pay to the managing member of the managing member of our Sponsor for certain office space, utilities and secretarial and administrative support, pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Public Units, Public Shares and Public Rights are each traded on the Global Market tier of Nasdaq under the symbols “EGHAU”, “EGHA” and “EGHAR”, respectively. Our Public Units commenced public trading on May 9, 2025, and our Public Shares and Public Rights commenced separate public trading on June 30, 2025.

(b)	Holders

On March 20, 2026, there were four holders of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares and one holder of record of our Rights.

(c)	Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f)	Recent Sales of Unregistered Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 500,000 Private Placement Units to the Sponsor and the Representatives in the Private Placement at a purchase price of $10.00 per Private Placement Units (and underlying securities), generating gross proceeds to us of $5,000,000. Of those 500,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units and the Representative purchased 150,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g)	Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our 2025 Q2 Form 10-Q. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(h)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on January 9, 2025 for the purpose of effecting a Business Combination. Our Sponsor is EGH Sponsor LLC.

We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination, including the Hecate Business Combination, will be successful.

Our IPO Registration Statement became effective on May 8, 2025. On May 12, 2025, we consummated our Initial Public Offering of 15,000,000 Public Units. Each Public Unit consists of one Public Share and one Public Right to receive one-tenth (1/10) of one Class A Ordinary Share upon consummation of our initial Business Combination. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to our Company of $150,000,000. The Underwriters had a 45-day option from the closing of the Initial Public Offering on May 12, 2025 to purchase up to an additional 2,250,000 units; however, on June 26, 2025, the Over-Allotment Option expired unexercised.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 500,000 Private Placement Units to our Sponsor and the Representatives in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to our Company of $5,000,000. Of those 500,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units and the Representatives purchased 150,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $150,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts, until the earlier of (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until May 12, 2027 (24 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Recent Developments

On January 21, 2026, we entered into the Hecate BCA with the Hecate Parties. The Hecate Business Combination was unanimously approved by our Board of Directors and the board of managers of each Hecate Party. The Hecate BCA provides for, among other things, the following transactions:

(i)	At least three business days prior to the date of Closing, we shall redeem each of our Public Shares from the Public Shareholders who shall have elected to redeem their Public Shares in connection with the Hecate Business Combination pursuant to our Amended and Restated Articles;
(ii)	One day prior to the date of Closing, we shall cause (i) each of our Class B Ordinary Shares that is issued and outstanding to be converted into one Class A Ordinary Share, (ii) each issued and outstanding Public Unit to be cancelled in exchange for (x) one Class A Ordinary Share and (y) in multiples of ten, one-tenth of one Class A Ordinary Share, respectively, and (iii) up to $1,500,000 of any outstanding promissory notes issued in connection with any Working Capital Loans shall be converted, at the option of the payee, at a price of $10.00 per unit, into Private Placement Units, and each Private Placement Unit shall be cancelled in exchange for (x) one Class A Ordinary Share and (y) in multiples of ten, one-tenth of one Class A Ordinary Share;
(iii)	subject to prior receipt of the requisite approval of our shareholders of as contemplated in the Hecate BCA, we will change the jurisdiction of our incorporation by deregistering as an exempted company in the Cayman Islands and domesticating to, and continuing as a corporation incorporated under the laws of, the State of Delaware and, in connection with such domestication: (i) we shall file a certificate of incorporation with the Secretary of State of the State of Delaware in the form attached to the Hecate BCA as Exhibit D, which shall be our certificate of incorporation until thereafter amended in accordance with the DGCL (as defined in the Hecate BCA); (ii) we shall adopt bylaws in the form attached to the Hecate BCA as Exhibit E, which shall be our bylaws until thereafter amended in accordance with the DGCL (as defined in the Hecate BCA); (iii) each Class A Ordinary Share that is issued and outstanding shall become one share of EGH Class A Common Stock (as defined in the Hecate BCA); (iv) each outstanding Public Right will convert, in multiples of ten, into shares of EGH Class A Common Stock; and (v) our name shall be changed to a name chosen by Hecate in consultation with our Company;

(iv)	(A) we shall contribute to Hecate all of our assets and in exchange therefor, Hecate shall issue to us a number of Hecate Units (as defined in the Hecate BCA), which shall equal the number of total shares of EGH Class A Common Stock issued and outstanding immediately after the Closing, and (B) the membership interests in Hecate held by Parent immediately prior to the Closing shall convert into the Parent Hecate Units (as defined in the Hecate BCA);
(v)	Hecate will subscribe for a number of shares of our newly issued Parent Class Shares (as defined in the Hecate BCA) equal to the number of Parent Hecate Units (as defined in the Hecate BCA) for $0.0001 per share and Hecate shall distribute the Parent Class V Shares to Parent; and
(vi)	The number of Parent Hecate Units to be issued in the EGH Contribution (as defined in the Hecate BCA) will equal that number of Hecate Units with a value (valuing each Hecate Unit for such purposes as having a value equal to the EGH Redemption Price (as defined in the Hecate BCA)) equal to $1,200,000,000 less the amount, if any, of Hecate’s net indebtedness.

For a full description of the Hecate BCA and the proposed Hecate Business Combination, please see Item 1. “Business” and the Hecate Registration Statement, once filed.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 9, 2025 (inception) through December 31, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the Hecate Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the period from January 9, 2025 (inception) through December 31, 2025, we had net income of $3,373,817, which consisted of interest earned on marketable securities held in Trust Account of $3,867,836 and gain on expiration of Over-Allotment Option liability of $159,084, partially offset by general and administrative expense of $653,103.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through May 12, 2025 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan from the Sponsor pursuant to the IPO Promissory Note. Following the Initial Public Offering, and the Private Placement, a total of $150,000,000 was placed in the Trust Account. The expiration of the Over-Allotment Option resulted in a reduction in the Over-Allotment Option liability of 159,084. We incurred fees of $9,567,513 in the Initial Public Offering, consisting of $3,000,000 of cash underwriting fee, the Deferred Fee of $6,000,000 and $567,513 of other offering costs.

For the period from January 9, 2025 (inception) through December 31, 2025, cash used in operating activities was $719,445. Net income of $3,373,817 was affected by interest earned on marketable securities held in the Trust Account of $3,867,836, operational expenses paid by the Sponsor in exchange for an issuance of Class B Ordinary Shares of $10,420, payment of operation costs through the IPO Promissory Note of $34,919, gain on expiration of Over-Allotment Option liability of $159,084 and changes in operating assets and liabilities used $111,681 of cash for operating activities.

As of December 31, 2025, we had marketable securities held in the Trust Account of approximately $153,867,836 (including $3,867,836 of interest income) consisting of U.S. treasury bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of December 31, 2025, we had cash held outside of the Trust Account of $777,703. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Due from and to the Sponsor

For the period January 9, 2025 (inception) through December 31, 2025, the Sponsor incurred $81 expenses on our behalf. The $81 was included in “Due to Sponsor” in the balance sheet of the financial statements included elsewhere in this Report. This $81 is due on demand.

For the period January 9, 2025 (inception) through December 31, 2025, we paid $1,560 in expenses on behalf of the Sponsor. As of December 31, 2025, the $1,560 has been fully collected.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, an affiliate of our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025 or the completion of our Initial Public Offering. The loan of $108,352 was fully repaid upon the consummation of our Initial Public Offering on May 12, 2025. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements and the notes thereto included elsewhere in this Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 12, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on May 12, 2025, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $25,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at our option as to whether or not to pay this administrative fee. For the period from January 9, 2025 (inception) through December 31, 2025, we incurred $200,000 in fees for these services pursuant to the Administrative Services Agreement.

Underwriting Agreement

We granted the Underwriters a 45-day option from May 12, 2025, the date of the Initial Public Offering, to purchase up to an additional 2,250,000 units to cover over-allotments at the Initial Public Offering price less the underwriting discounts. On June 26, 2025, the Over-Allotment Option expired unexercised.

The Underwriters were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $3,000,000, which was paid upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to the Deferred Fee of 4.00% of the gross proceeds of the Initial Public Offering, or $6,000,000, payable upon the closing of an initial Business Combination, but such Deferred Fee shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination pursuant to the Underwriting Agreement.

Consulting and Share Transfer Agreements

On August 28, 2025, we entered into a Consulting Agreement with an independent contractor (the “Consultant”) to perform certain consulting services for us related to a specific Business Combination target (the “Consulting Agreement”). Additionally on August 28, 2025, EGH Management LLC, the sole managing member of our Sponsor, entered into a Share Transfer Agreement with the Consultant (the “Share Transfer Agreement”). Pursuant to the Share Transfer Agreement, EGH Management LLC granted a membership interest equivalent to 7,500 Founder Shares to the Consultant for services provided to us pursuant to the Consulting Agreement. Such transfer of Founder Shares is conditioned upon the consummation of a Business Combination with such target and subject to the terms of the Share Transfer Agreement.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The Representatives may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, the Representatives may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Critical Accounting Estimates and Standards

The preparation of the financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the financial statements and notes thereto included elsewhere in this Report.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-22 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management’s Annual Report on Internal Control over Financial Reporting

This Report does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B.Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Vincent T. Cubbage	61	Executive Chairman, Chief Financial Officer and Director
Andrew B. Lipsher	59	Chief Executive Officer and Director
Michelle Kley	54	Chief Legal Officer and Corporate Secretary
Stephen S. Pang	44	Independent Director
David Elisofon	55	Independent Director
Kathy Savitt	62	Independent Director

The experience of our directors and executive officers is as follows:

Vincent T. Cubbage has served as our Executive Chairman, Chief Financial Officer and as a director since inception. In October 2023, Mr. Cubbage co-founded Energy Growth Holdings LLC and serves as its managing partner. From February 2021 to September 2024, Mr. Cubbage co-founded and served as Chief Executive Officer of Tortoise Acquisition III, a blank check company that raised $345 million in its July 2021 initial public offering. Mr. Cubbage also served as Chairman of its Board from July 2021 to July 2024. Beginning in July 2020, he also served as Chief Executive Officer, President and Chairman of the Board of Tortoise Acquisition II which raised $345 million in its initial public offering in September 2020, and served on the board of directors of the combined entity following the closing of its Business Combination with Volta in August 2021. He also played a key role in the eventual sale of Volta to Shell, which closed in March 2023. From November 2018 to September 2020, Mr. Cubbage also co-founded and served as Chief Executive Officer, President and Chairman of the Board of Tortoise Acquisition I which raised $233 million in its initial public offering in March 2019 and continues to serve on the board of directors of Hyliion Holdings Corp. following the closing of Tortoise Acquisition I’s Business Combination with Hyliion. In 2006, Mr. Cubbage founded private equity firm Lightfoot Capital Partners LP (together with its general partner, “Lightfoot Capital”) and served as its Chief Executive Officer and Managing Partner from 2007 to 2018. Mr. Cubbage also served as the Chief Executive Officer and Chairman of the Board of Arc Logistics GP LLC, the general partner of Arc Logistics Partners LP (NYSE: ARCX) (together with its general partner, “Arc Logistics”), a portfolio company formed by Lightfoot Capital in 2007 and sold in 2017. Prior to founding Lightfoot Capital, from 1994 to 2006 Mr. Cubbage was an investment banker and, among other positions, was a Senior Managing Director and sector head in the Investment Banking Division of Banc of America Securities. Before joining Banc of America Securities, Mr. Cubbage was a Vice President at Salomon Smith Barney in the Global Energy and Power Group where he worked from 1994 to 1998. Mr. Cubbage received an M.B.A. from the American Graduate School of International Management and a B.A. from Eastern Washington University. We believe Mr. Cubbage’s extensive knowledge of the energy industry, as well as his substantial business, leadership and management experience, including serving on the board of directors of publicly traded companies, brings important and valuable skills to our Board of Directors.

Andrew B. Lipsher has served as our Chief Executive Officer and a director since inception. Mr. Lipsher has over thirty years of experience in the energy transition, media and entertainment, digital media, and technology industries. In October 2023, Mr. Lipsher co-founded Energy Growth Holdings LLC and serves as its managing partner. From July 2023 to September 2024 Mr. Lipsher served as a member of the Board of Directors at Tortoise Acquisition Corp. III (NYSE: TRTL). Previously, commencing in July 2016 Mr. Lipsher was the Chief Development Officer of Volta, Inc., and over the last year, worked directly with the Interim CEO leading the company through a challenging transition and helped lead its sale to Shell in March 2023. Mr. Lipsher primarily focused on capital markets and financing activities as well as finance, cost cutting and strategic priorities. Prior to June of 2022, Mr. Lipsher served as the Chief Strategy Officer (from July 2016 to May 2022) and the Chief Revenue Officer (from July 2016 to November 2020) for Volta overseeing the growth and development of the media business as well as leading high-level strategy and initiatives, M&A and partnerships. Prior to joining Volta, from April 2015 to February 2016. Mr. Lipsher served as the Chief Revenue Officer at Glamsquad (a venture backed services business) and previously held senior executive and leadership roles at Clear Channel Media Holdings (Senior Vice President, Corporate Development), Interscope Geffen A&M Records (Head of M&A, Corporate Development and Operations), News Corporation (Group Senior Vice President of Corporate Development), BMG Entertainment (Senior Vice President of Worldwide Corporate Development), and the Warner Music Group. Mr. Lipsher was also a partner at Greycroft Partners, a venture capital firm and Maroley Media Group (media and digital media private equity). Mr. Lipsher began his career as one of the founders of the New Haven Brewing Company. Mr. Lipsher graduated with a B.A. in History from Yale University and received his MBA in finance from Northwestern’s Kellogg Graduate School of Management. We believe Mr. Lipsher is qualified to serve as a director of our Company due to his experience with public companies and capital markets.

Michelle Kley has served as our Chief Legal Officer and Corporate Secretary since June 2025. Ms. Kley has over 20 years of legal experience, and most recently from July 2022 to March 2023 served as Executive Vice President, Chief Legal Officer, and Corporate Secretary of Volta, Inc., an electric vehicle charging and media company. From December 2019 to July 2022 Ms. Kley served as Executive Vice President, Chief Legal Officer, General Counsel and Secretary of Virgin Galactic Holdings, Inc. (NYSE: SPCE). Prior to that, Ms. Kley served as Senior Vice President, Chief Legal and Compliance Officer and Secretary of Maxar Technologies Inc. (NYSE: MAXR, TSX: MAXR). Prior to Maxar, Ms. Kley worked as an associate for law firms Wilson Sonsini Goodrich & Rosati and Morrison & Foerster LLP. Ms. Kley holds a J.D. degree from the University of California Berkeley Law School and B.A. in Psychology from Sonoma State University.

Stephen S. Pang, who has served as a director and the Chairman of the Audit Committee since May 2025, currently serves as the Chief Financial Officer of AirJoule Technologies Corporation, a publicly traded (NASDAQ:AIRJ) and portfolio company of Transition Equity Partners. Mr. Pang served on the board of directors and was a member of the audit committee of Hyliion Holdings Corp. (NYSE: HYLN) from October 2020 to February 2024. Mr. Pang previously served as Managing Director and Portfolio Manager at Tortoise Capital Advisors from 2014 – 2024 and was responsible for Tortoise’s public and private direct investments across its energy strategies. While at Tortoise, Mr. Pang was founding member of the Tortoise Permanent Capital SPAC Vehicles and served as director and the Chief Financial Officer and President of TortoiseEcofin Acquisition Corp. III., director and Chief Financial Officer of Tortoise Acquisition II, and director of Tortoise Acquisition I from the completion of its initial public offering in March 2019, and as Chief Financial Officer from January 2020, to the completion of its initial Business Combination on October 1, 2020. Prior to joining Tortoise in 2014, Mr. Pang was a director in Credit Suisse Securities (USA) LLC’s Equity Capital Markets Group. Before joining Credit Suisse Securities (USA) LLC in 2012, he spent eight years in Citigroup Global Markets Inc.’s Investment Banking Division, where he focused on equity underwriting and corporate finance in the energy sector. Mr. Pang received a B.S. in Business Administration from the University of Richmond and is a CFA charterholder. We believe Mr. Pang’s extensive background in capital markets, finance, investing, and operating experience in the energy industry brings important and valuable skills to our Board of Directors.

David Elisofon, who has served as a director since May 2025, has over thirty years’ experience as an investor and operator (CFO). Elisofon was CFO of Volta Inc, where he was instrumental in leading Series A through C equity financings as well as multiple rounds of venture and other debt financings. He has also served on the advisory boards of both public and private market investment funds. In addition, he is an active angel investor and strategic advisor to startups. After beginning his career at Goldman Sachs and returning to Goldman to be a founding member of the Asian Equities Arbitrage proprietary investing team, he served in multiple investing roles across the hedge fund and mutual industries. After founding his own hedge fund, he was a partner and portfolio manager at Indus Capital, a global hedge fund group. We believe Mr. Elisofon is qualified to serve as a director of our Company due to his experience with public companies and capital markets.

Kathy Savitt, who has served as a director and the Chairman of the Compensation Committee since May 2025, has extensive senior executive operating experience, as well as public and private board roles across a variety of industries. Her professional experience includes serving as Chief Executive Officer of Curology, a personalized skincare company, since June 2025 and Co-Founder and General Partner of Perch Partners, a strategic growth and marketing firm since 2016. She also served as past President and Chief Business Officer of Boom Supersonic, a private designer of supersonic airliners, from 2020 to 2024, Chief Marketing and Media Officer at Yahoo (NYSE: AABA) from 2012 to 2015 and holding senior leadership marketing roles at Amazon (NASDAQ: AMZN) from 2002 to 2006, and American Eagle Outfitters (NYSE: AEO) from 2006 to 2009. Prior to this, she served as Founder and Chief Executive Officer of Lockerz, an international social commerce website and as Co-Founder and President at MWW/Savitt (part of the MWW Group, a public relations firm). Her board experience includes serving as a director for Bleichroeder Acquisition Corp., (NASDAQ: BACQ), a director of Bleichroeder Acquisition Corp. II (NASDAQ: BBCQ), Chairperson for Volta Charging (NYSE: VLTA) from 2019 to 2023 (where she served as lead independent director upon the company’s going public and then as Chairperson until its company’s sale in 2023) and as a board member for Alaska Airlines (NYSE: ALK) from 2014 to 2017, and Build-A-Bear Workshop (NYSE: BBW) from 2009 to 2011. Ms. Savitt holds a Bachelor of Arts from Cornell University. We believe Ms. Savitt is well-qualified to serve as a director of our Company due to her extensive public and private company experience across a variety of industries.

Family Relationships

There are no family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer has been involved in the last ten years that are material to an evaluation of the ability or integrity of any director or officer.

Special Advisor

Vikas Mittal serves as a Special Advisor and board observer to our Company. He is the Managing Member and Chief Investment Officer of Meteora Capital, an investment adviser specializing in SPAC-related investments. Meteora Capital’s principals have previous experience across the full lifecycle of SPACs, from the initial public offering to the de-SPAC Business Combination process. Meteora Capital is expected to provide resources including a network of relationships, an extensive SPAC knowledge base and expertise in the Business Combination process. Meteora Capital’s ability to invest across the entire SPAC capital structure (risk capital, primary market, secondary market, PIPEs, convertible notes and other special situations) has created an end-to-end platform and partner to SPAC Sponsors. Meteora is expected to be involved in sourcing and diligencing potential target companies. Meteora Capital is a member of EGH Management LLC, the managing member of our Sponsor.

Our Special Advisor assists our Management Team with sourcing and evaluating business opportunities and devising plans and strategies to optimize any business that we acquire following the consummation of the Initial Public Offering. However, unlike our Management Team, our Special Advisor is not responsible for managing our day-to-day affairs and has no authority to engage in substantive discussions with Business Combination targets on our behalf.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares are entitled to vote on (i) the appointment and removal of directors or (ii) continuing our Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).Public Shareholders are not entitled to vote on such matters during such time. These provisions of our Amended and Restated Articles relating to these rights of holders of Class B Ordinary Shares may be amended by a Special Resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of our shareholders, voting together as a single class. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Elisofon will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Mr. Pang and Ms. Savitt will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Mr. Cubbage and Mr. Lipsher, will expire at the third annual general meeting.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Articles.

Committees of the Board of Directors

Our Board of Directors has established two standing committees: the Audit Committee and the Compensation Committee.

Audit Committee

Our Board of Directors has established the Audit Committee of the Board of Directors. Ms. Savitt and Messrs. Pang and Elisofon serve as the members of our Audit Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. Ms. Savitt and Messrs. Pang and Elisofon are each independent.

Mr. Pang serves as the chairman of the Audit Committee. Each member of the Audit Committee is financially literate and our Board of Directors has determined that Mr. Pang qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, a supplementally, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with Management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities;
●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule; and
●	implementing and overseeing our cybersecurity and information security policies, and periodically reviewing the policies and managing potential cybersecurity incidents.

Compensation Committee

Our Board of Directors has established the Compensation Committee of the Board of Directors. The members of our Compensation Committee are Ms. Savitt and Messrs. Pang and Elisofon. Ms. Savitt serves as chair of the Compensation Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Ms. Savitt and Messrs. Pang and Elisofon are each independent.

We have adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our c Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting Management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and
●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change and perform any other tasks required of it by the Clawback Policy, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee considers the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or the Nasdaq Rules. In accordance with Rule 5605I(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by our Board of Directors. Our Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Ms. Savitt and Messrs. Pang and Elisofon. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board of Directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our Board of Directors should follow the procedures set forth in our Amended and Restated Articles.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, our Public Shareholders do not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted the Code of Ethics. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14.

Trading Policies

On May 8, 2025, we adopted the Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq Rules.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.

Item 11.Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, are paid from funds held outside the Trust Account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses pursuant to the IPO Promissory Note;
●	Reimbursement for office space, utilities and secretarial and administrative support made available to us by an affiliate of our Sponsor, in an amount equal to $25,000 per month pursuant to the Administrative Services Agreement;
●	Payment of consulting, success or finder fees to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the consummation of our initial Business Combination;
●	We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination;
●	Repayment of Working Capital Loans that may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans; and
●	Our independent directors and Chief Legal Officer have each received, for their services to our Company, an indirect interest in 25,000 Founder Shares through membership interests in our Sponsor.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial Business Combination, such as the Hecate Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers is determined, or recommended to the Board of Directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

For more information on the employment agreements entered into in connection with the Hecate Business Combination, see Item 1. “Business” and the Hecate Registration Statement, once filed.

Compensation Recovery and Clawback Policy

On May 8, 2025, our Board of Directors approved the adoption of the Clawback Policy in order to comply with the SEC Clawback Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608. At no time during the fiscal year covered by this Report were we required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to the Clawback Policy, a copy of which is attached hereto as Exhibit 97.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 20, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Ordinary Shares;
●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 20,500,00 Ordinary Shares, consisting of (i) 15,500,000 Class A Ordinary Shares and (ii) 5,000,000 Class B Ordinary Shares, issued and outstanding as of March 20, 2026. On all matters to be voted upon, except for (x) the appointment and removal of directors to the Board and (y) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Rights as these Rights are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Total
	Beneficially	Percentage	Beneficially	Percentage	Outstanding
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned (2)	of Class	Ordinary Shares
EGH Sponsor LLC (3)	350,000	2.58%	5,000,000	100%	26.10%
Vincent T. Cubbage (3)	350,000	2.58%	5,000,000	100%	26.10%
Andrew B. Lipsher (3)	350,000	2.58%	5,000,000	100%	26.10%
Michelle Kley (3)(4)	—	—	—	—	—
Stephen Pang (3)(5)	—	—	—	—	—
David Elisofon (3)(5)	—	—	—	—	—
Kathy Savitt (3)(5)	—	—	—	—	—
All officers and directors as a group (5 persons)	350,000	2.58%	5,000,000	100%	26.10%

Other 5% Shareholders
Linden Parties (6)	1,500,000	9.68%	—	—	7.32%
Tenor Parties (7)	1,208,655	7.80%	—	—	5.90%
AQR Parties (8)	893,685	5.77%	—	—	4.36%
(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o EGH Acquisition Corp., 7901 4th Street North Suite No. 12820, St. Petersburg, Florida 33702.

(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such Class B Ordinary Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.
(3)	EGH Sponsor LLC, our Sponsor, is the record holder of 5,000,000 Founder Shares. EGH Management LLC is the sole managing member of our Sponsor, and its managing member is Energy Growth Holdings, LLC. Mr. Vincent T. Cubbage and Mr. Andrew B. Lipsher are the sole managing members of Energy Growth Holdings LLC and, as a result, hold voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Vincent T. Cubbage and Andrew B. Lipsher disclaim any beneficial ownership of the securities held by the Sponsor other than to the extent of their pecuniary interest therein, directly or indirectly. All of our officers, directors and our Special Advisor are members of our Sponsor. Each such person disclaims any beneficial ownership of the reported Ordinary Shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	Does not include indirect interest as a member of the Sponsor, EGH Sponsor LLC. On April 11, 2025, the Sponsor granted a membership interest equivalent to 10,000 Founder Shares to one of our service providers in exchange for their service as our service provider. On June 3, 2025, the Sponsor granted a membership interest equivalent to 25,000 Founder Shares to our Chief Legal Officer in exchange for her service as an officer through the initial Business Combination. On August 28, 2025, EGH Management LLC, as the sole managing member of our Sponsor, granted a membership interest equivalent to 7,500 Founder Shares to a consultant for services provided to us.
(5)	Does not include indirect interest as a member of the Sponsor, EGH Sponsor LLC. On April 8, 2025, the Sponsor granted membership interests equivalent to an aggregate of 75,000 Founder Shares (25,000 Founder Shares each) to our independent directors in exchange for their services as independent directors through the initial Business Combination.
(6)	According to a Schedule 13G/A filed with the SEC on November 14, 2024 by (i) Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”), (ii) Linden GP LLC, a Delaware limited liability company (“Linden GP”), (iii) Linden Advisors LP, a Delaware limited partnership (“Linden Advisors”) and (v) Siu Min (Joe) Wong (“Mr. Wong” and collectively with Linden Capital, Linden GP and Linden Advisors, the “Linden Parties”). The Public Shares reported therein are held for the account of Linden Capital. Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the Public Shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the Public Shares held by Linden Capital. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 32nd Floor, New York, New York 10022.
(7)	According to a Schedule 13G filed with the SEC on January 29, 2026 by (i) Tenor Capital Management Company, L.P., a Delaware limited partnership (“Tenor Capital”), (ii) Tenor Opportunity Master Fund, Ltd., a Cayman Islands exempted company (the “Master Fund”) and (iii) Robin Shah, a citizen of the United States (“Mr. Shah”, and collectively with Tenor Capital and the Master Fund, the “Tenor Parties”). The Public Shares reported therein are held by the Master Fund. Tenor Capital serves as the investment manager to the Master Fund. Mr. Shah serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Capital. The principal business address of each of the Tenor Parties is 810 Seventh Avenue, Suite 1905, New York, New York 10019.
(8)	According to a Schedule 13G/A filed with the SEC on November 14, 2024 by (i) AQR Capital Management, LLC, a Delaware limited liability company (“AQR Capital”), (ii) AQR Capital Management Holdings, LLC, a Delaware limited liability company (“AQR Holdings”), and (iii) AQR Arbitrage, LLC a Delaware limited liability company (“AQR Arbitrage”, collectively with AQR Capital and AQR Holdings, the “AQR Parties”). The principal business address of each of the AQR Parties is One Greenwich Plaza, Greenwich, Connecticut 06830.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the Hecate Business Combination, please see Item 1. “Business” and the Hecate Registration Statement, once filed.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

On January 9, 2025, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in the Initial Public Offering in exchange for 5,750,000 Founder Shares. The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 17,250,000 Public Units if the Over-Allotment Option was exercised in full, and therefore that such Founder Shares would represent 25% of the outstanding Ordinary Shares after the Initial Public Offering (excluding the Private Placement Shares). On June 26, 2025, the Over-Allotment Option expired unexercised. 750,000 of the Founder Shares were surrendered for no consideration when the Over-Allotment Option expired.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 500,000 Private Placement Units to our Sponsor and the Representatives in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to our Company of $5,000,000. Of those 500,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units and the Representatives purchased 150,000 Private Placement Units. The Private Placement Units are identical to the Public Units except that, so long as they are held by our Sponsor or its permitted transferees, the Private Placement Units (and the underlying securities) (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination and (ii) are entitled to registration.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by us to our Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

Commencing on May 12, 2025, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $25,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at our option as to whether or not to pay this administrative fee. For the period from January 9, 2025 (inception) through December 31, 2025, we incurred $200,000 in fees for these services pursuant to the Administrative Services Agreement.

For the period January 9, 2025 (inception) through December 31, 2025, the Sponsor incurred $81 expenses on our behalf. The $81 was included in “Due to Sponsor” in the balance sheet of the financial statements included elsewhere in this Report. This $81 is due on demand.

For the period January 9, 2025 (inception) through December 31, 2025, we paid $1,560 in expenses on behalf of the Sponsor. As of December 31, 2025, the $1,560 has been fully collected.

Prior to the closing of our Initial Public Offering, an affiliate of our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025 or the completion of our Initial Public Offering. The loan of $108,352 was fully repaid upon the consummation of our Initial Public Offering on May 12, 2025. No additional borrowing is available under the IPO Promissory Note.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Any of the foregoing payments to our Sponsor, including repayments pursuant to the IPO Promissory Note issued to our Sponsor or repayments of any Working Capital Loans prior to our initial Business Combination, have been and will continue to be made using funds held outside the Trust Account.

We have until the end of the Combination Period to consummate an initial Business Combination, or until such earlier liquidation date as our Board of Directors may approve, to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within the Combination Period, we may seek shareholder approval to amend our Amended and Restated Articles to further extend the Combination Period. If we seek shareholder approval for an extension, our Public Shareholders will be offered an opportunity to redeem their Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable, if any), divided by the number of then issued and outstanding Public Shares, subject to applicable law.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders, such as the Hecate Registration Statement. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of (i) the Founder Shares, (ii) the Private Placement Units, and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The Representatives may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, the Representatives may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our Sponsor, directors and officers and a certain advisor have also entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period. Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

For more information on the agreements entered into in connection with the Hecate Business Combination, see Item 1. “Business” and the Hecate Registration Statement, once filed.

Director Independence

Nasdaq Rules require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that each of Stephen Pang, David Elisofon and Kathy Savitt are “independent directors” as defined in the Nasdaq Rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of the aggregate fees for professional services rendered for the (audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the (i) audit of our annual financial statements and (ii) review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from January 9, 2025 (inception) through December 31, 2025 totaled approximately $127,400. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees for the period from January 9, 2025 (inception) through December 31, 2025.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum for tax services, planning or advice for the period from January 9, 2025 (inception) through December 31, 2025.

All Other Fees

All other fees consist of the aggregate fees billed for all other services. We did not pay Withum for any other services for the period from January 9, 2025 (inception) through December 31, 2025.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15.Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.

Omitted at our Company’s option.

EGH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

EGH Acquisition Corp.:

Opinion on the Financial Statement

We have audited the accompanying balance sheet of EGH Acquisition Corp. (the “Company”) as of December 31, 2025 and the related statements of operations, changes in shareholders’ deficit and cash flows for the period from January 9, 2025 (Inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from January 9, 2025 (Inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations. The Company’s liquidity condition raises substantial doubt about its ability to continue as a going concern for a period of one year after the date the accompanying financial statements were issued. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the "PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2025.

New York, New York

March 20, 2026

PCAOB ID Number 100

EGH ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2025

ASSETS
Current Assets
Cash	$777,703
Prepaid expenses	91,203
Total current assets	868,906
Long-term prepaid insurance	30,766
Marketable securities held in Trust Account	153,867,836
TOTAL ASSETS	$154,767,508

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,207
Accrued offering costs	85,000
Due to Sponsor	81
Total current liabilities	95,288
Deferred Fee payable	6,000,000
TOTAL LIABILITIES	6,095,288

Commitments
Class A Ordinary Shares subject to possible redemption, 15,000,000 shares at a redemption value of $10.26 per share	153,867,836
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2025	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 500,000 shares issued and outstanding, excluding 15,000,000 shares subject to possible redemption	50
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(5,196,166)
TOTAL SHAREHOLDERS’ DEFICIT	(5,195,616)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$154,767,508

The accompanying notes are an integral part of this financial statement.

EGH ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 9, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

General and administrative expenses	$653,103
Loss from operations	(653,103)

Other income:
Gain on expiration of Over-Allotment Option liability	159,084
Interest earned on marketable securities held in Trust Account	3,867,836
Total other income	4,026,920

Net income	$3,373,817

Weighted average shares outstanding of Class A Ordinary Shares, basic and diluted	10,144,663

Basic and diluted net income per Ordinary Share, Class A Ordinary Shares	$0.22

Weighted average shares outstanding of Class B Ordinary Shares, basic and diluted	5,000,000

Basic and diluted net income per Ordinary Share, Class B Ordinary Shares	$0.22

The accompanying notes are an integral part of this financial statement.

EGH ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 9, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 9, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Sale of 500,000 Private Placement Units	500,000	50	—	—	4,999,950	—	5,000,000

Fair value of Public Rights	—	—	—	—	2,220,000	—	2,220,000

Allocation of transaction costs to Private Placement Units and Public Rights	—	—	—	—	(169,762)	—	(169,762)

Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(7,074,688)	(8,569,983)	(15,644,671)

Net income	—	—	—	—	—	3,373,817	3,373,817

Balance at December 31, 2025	500,000	$50	5,000,000	$500	$—	$(5,196,166)	$(5,195,616)

The accompanying notes are an integral part of this financial statement.

EGH ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 9, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net income	$3,373,817
Adjustments to reconcile net income to net cash used in operating activities:
Operational expenses paid by Sponsor in exchange for issuance of Class B Ordinary Shares	10,420
Payment of operating costs through IPO Promissory Note	34,919
Interest earned on marketable securities held in Trust Account	(3,867,836)
Gain on expiration of Over-Allotment Option liability	(159,084)
Changes in operating assets and liabilities:
Prepaid expenses	(91,203)
Due to Sponsor	81
Long-term prepaid insurance	(30,766)
Accounts payable	10,207
Net cash used in operating activities	(719,445)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(150,000,000)
Net cash used in investing activities	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	147,000,000
Proceeds from sale of Private Placement Units	5,000,000
Repayment of IPO Promissory Note - related party	(108,352)
Payment of offering costs	(394,500)
Net cash provided by financing activities	151,497,148

Net Change in Cash	777,703
Cash – Beginning of period	—
Cash – End of period	$777,703

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$85,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$25,000
Deferred offering costs paid through IPO Promissory Note – related party	$73,433
Deferred Fee payable	$6,000,000
Forfeiture of Founder Shares	$75

The accompanying notes are an integral part of this financial statement.

EGH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

EGH Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on January 9, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of December 31, 2025, the Company had not yet selected any specific Business Combination target with respect to an initial Business Combination with the Company. The Company may pursue an initial Business Combination in any business or industry. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from January 9, 2025 (inception) through December 31, 2025 relates to the Company’s formation, its Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

EGH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2025

Upon the closing of the Initial Public Offering on May 12, 2025, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement are held in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds in the Trust Account are initially to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”) ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to amounts withdrawn to pay taxes, other than excise taxes, if any, the proceeds from the Initial Public Offering and the portion of proceeds from the Private Placement deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by May 12, 2027, or such earlier liquidation date as the Company’s board of directors (the “Board”) may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The per share amount in the Trust Account as of December 31, 2025 was $10.26.

The Public Shares subject to possible redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2025

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to May 12, 2025 had been satisfied through the loan under the unsecured IPO Promissory Note (as defined in Note 5) from the Sponsor of up to $300,000 (see Note 5). At December 31, 2025, the Company had cash of $777,703 and working capital surplus of $773,618.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such Working Capital Loans at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

EGH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2025

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements were issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the accompanying financial statements with another public company that is neither (i) an emerging growth company nor (ii) an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $777,703 and did not have any cash equivalents as of December 31, 2025.

EGH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2025

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At December 31, 2025, the assets held in the Trust Account of approximately $153,867,836 were held in money market funds.

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

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs - SEC Materials”, and SEC Staff Accounting Bulletin Topic 5A,“Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ deficit. After Management’s evaluation, the Public Rights included in the Public Units were accounted for under equity treatment.

EGH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2025

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote to modify (i) the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheet. As of December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying balance sheet are reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Rights	(2,220,000)
Proceeds allocated to Over-Allotment Option liability	(159,084)
Public Shares issuance costs	(9,397,751)
Plus:
Accretion of carrying value to redemption value	15,644,671
Class A Ordinary Shares subject to possible redemption, December 31, 2025	153,867,836

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to its short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

EGH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2025

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying balance sheet as current or non-current based on whether or not net cash settlement or conversion of the Instrument could be required within 12 months of the balance sheet date. The Over-Allotment Option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480 since the Underwriters did not fully exercise their Over-Allotment Option at the closing of the Initial Public Offering. On June 26, 2025, the Over-Allotment Option expired unexercised and the change in the fair value of the liability was recognized in the accompanying statements of operations.

Rights

The Company accounts for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the Ordinary Shares (as defined in Note 5). Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

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

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	For the period from
	January 9, 2025 (Inception)
	through December 31,
	2025
	Class A	Class B
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$2,259,954	$1,113,863

Denominator:
Basic weighted average Ordinary Shares outstanding	10,144,663	5,000,000
Basic net income per Ordinary Share	$0.22	$0.22

EGH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2025

	For the period from
	January 9, 2025 (Inception)
	through December 31,
	2025
	Class A	Class B
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$2,259,954	$1,113,863

Denominator:
Diluted weighted average Ordinary Shares outstanding	10,144,663	5,000,000
Diluted net income per Ordinary Share	$0.22	$0.22

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

Management does not believe that there are any other recently issued, but not effective, accounting standards, which if currently adopted, would have a material effect on the accompanying financial statements.

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

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2025

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

On April 8, 2025, the Sponsor granted membership interests equivalent to an aggregate of 75,000 Founder Shares (25,000 Founder Shares each) to the three independent directors of the Company in exchange for their services as independent directors through the initial Business Combination. On April 11, 2025, the Sponsor granted a membership interest equivalent to 10,000 Founder Shares to a service provider of the Company in exchange for their service as service provider of the Company. On June 3, 2025, the Sponsor granted a membership interest equivalent to 25,000 Founder Shares to an officer of the Company in exchange for their service as an officer through the initial Business Combination. On August 28, 2025, EGH Management LLC, as the sole managing member of the Sponsor, granted a membership interest equivalent to 7,500 Founder Shares to a consultant for services provided to the Company subject to the terms of the Share Transfer Agreement (as defined in Note 6). The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination.

The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 75,000 Founder Shares represented by such membership interests assigned to the three independent directors of the Company on April 8, 2025, was $110,475 or $1.473 per Founder Share. The total fair value of the 10,000 Founder Shares represented by such membership interests assigned to the service provider of the Company on April 11, 2025 was $14,730 or $1.473 per Founder Share. The total fair value of the 25,000 Founder Shares represented by such membership interests assigned to the officer of the Company on June 3, 2025, was $36,825 or $1.473 per Founder Share. The Company established the initial fair value Founder Shares on April 8, 2025, the date of the first grant agreement, using a calculation prepared by a third-party valuation team that takes into consideration the market adjustment of 15.0%, a risk free rate of 4.27% and a share price of $9.85. The membership interests were assigned subject to a performance condition (i.e., providing services through the Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per Founder Share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Public Shares, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to certain restrictions on their transfer, redemption and voting rights for the Founder Shares (see Note 5); (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one- for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles; and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares are entitled to vote on (x) the appointment and removal of directors and (y) continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

EGH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2025

Pursuant to the Letter Agreement, holders of the Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s holders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

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

Due to Sponsor

During the period January 9, 2025 (inception) through December 31, 2025, the Sponsor incurred $81 expenses on behalf of the Company (the “Amount Due”). As of December 31, 2025, $81 was included in due to Sponsor in the accompanying balance sheet. The Amount Due is due on demand.

Due from Sponsor

For the period January 9, 2025 (inception) through December 31, 2025, the Company paid $1,560 in expenses on behalf of the Sponsor. As of December 31, 2025, the $1,560 has been fully collected.

Administrative Services Agreement

Commencing on May 8, 2025, the Company entered into an agreement with the managing member of the managing member of the Sponsor, dated May 8, 2025, to pay an aggregate of $25,000 per month for office space, utilities, and secretarial and administrative support (the “Administrative Services Agreement”). These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the period from January 9, 2025 (inception) through December 31, 2025, the Company incurred and paid $200,000 in fees for these services pursuant to the Administrative Services Agreement.

Contingent Fees

In April 2025, June 2025 and August 2025, the Sponsor entered into agreements with an officer and a service providers. Pursuant to such agreements, in the event the Company successfully completes an initial Business Combination, the Sponsor may, in its sole discretion, grant a bonus in the amount the Sponsor will set in its sole discretion. Pursuant to the service providers’ agreements, in the event the Company successfully completes an initial Business Combination, the Company will pay the service provider a $50,000 bonus.

EGH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2025

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of December 31, 2025, no such Working Capital Loans were outstanding.

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

EGH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2025

Consulting and Share Transfer Agreements

On August 28, 2025, the Company entered into a Consulting Agreement with an independent contractor (the “Consultant”) to perform certain consulting services for the Company related to a specific Business Combination target (the “Consulting Agreement”). Additionally on August 28, 2025, EGH Management LLC, the sole managing member of the Sponsor, entered into a Share Transfer Agreement with the Consultant (the “Share Transfer Agreement”). Pursuant to the Share Transfer Agreement, EGH Management LLC granted a membership interest equivalent to 7,500 Founder Shares to the Consultant for services provided to the Company pursuant to the Consulting Agreement. Such transfer of Founder Shares is conditioned upon the consummation of a Business Combination with such target and subject to the terms of the Share Transfer Agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of December 31, 2025, there were 500,000 Class A Ordinary Shares issued and outstanding, excluding 15,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On January 9, 2025, the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.004 per share. On June 26, 2025, the Over-Allotment Option expired unexercised and as a result 750,000 Class B Ordinary Shares were forfeited. As of December 31, 2025, there were 5,000,000 Class B Ordinary Shares issued and outstanding.

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

EGH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2025

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

EGH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2025

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
	Level	2025
Assets:
Cash and investments held in Trust Account	1	$153,867,836

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The Over-Allotment Option was accounted for as a liability in accordance with FASB ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and was presented within liabilities on the accompanying balance sheet. The Over-Allotment Option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of Over-Allotment Option liability in the accompanying statements of operations.

The Company used a Black-Scholes model to value the Over-Allotment Option. The Over-Allotment Option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its Ordinary Shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the Over-Allotment Option is assumed to be equivalent to their remaining contractual term. On June 26, 2025, the Over-Allotment Option expired unexercised and the change in the fair value of the liability was recognized in the accompanying statement of operations. The fair value of the Option Unit was determined to be $0 as of June 26, 2025.

The key inputs into the Black-Scholes model were as follows based on the fair value of $159,084 at the initial measurement date of the Over-Allotment Option:

May 12,
2025
Risk-free interest rate	4.37%
Expected term (years)	0.12
Expected volatility	2.75%
Exercise price	$10.0
Fair value of Option Unit	$0.071

EGH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2025

The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Rights, which had a fair value of $2,220,000, were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the accompanying statement of operations as net income, which is considered the segment measure of profit and loss. The measure of segment assets is total assets as reported on the accompanying balance sheet.

December 31,
2025
Trust Account	$153,867,836
Cash	$777,703

For the period
from January 9,
2025 (Inception)
through December 31,
2025
General and administrative costs	$653,103
Interest earned on marketable securities held in Trust Account	3,867,836

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure that enough capital is available to complete the Initial Public Offering and eventually a Business Combination. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Additionally, the CODM reviews the Trust Account to ensure the funds are properly invested so that the maximum amount of funds exist to complete a Business Combination and maximize shareholder return. General and administrative costs, as reported on the accompanying statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

EGH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2025

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying balance sheet date through the date that the accompanying financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

On January 21, 2026, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Hecate BCA”), with (i) Hecate Energy Group, LLC, a Delaware limited liability company (“Hecate”), and Hecate Holdings LLC, a Delaware limited liability company (“Parent”, and together with Hecate, the “Hecate Parties”). The transactions contemplated by the Hecate BCA (the “Hecate Business Combination”) were unanimously approved by the Board of Directors and the board of managers of each Hecate Party. The Hecate BCA provides for, among other things, the following transactions:

(i)

At least three business days prior to the date of closing of the Hecate Business Combination (the “Closing”), the Company shall redeem each of the Public Shares from the Public Shareholders who shall have elected to redeem their Public Shares in connection with the Hecate Business Combination pursuant to the Amended and Restated Articles (the “EGH Shareholder Redemptions”);

(ii)

One day prior to the date of Closing, the Company shall cause (i) each of the Class B Ordinary Shares that is issued and outstanding to be converted into one Class A Ordinary Share, (ii) each issued and outstanding Public Unit to be cancelled in exchange for (x) one Class A Ordinary Share and (y) in multiples of ten, one-tenth of one Class A Ordinary Share, respectively, and (iii) up to $1,500,000 of any outstanding promissory notes issued in connection with any Working Capital Loans shall be converted, at the option of the payee, at a price of $10.00 per unit, into Private Placement Units, and each Private Placement Unit shall be cancelled in exchange for (x) one Class A Ordinary Share and (y) in multiples of ten, one-tenth of one Class A Ordinary Share;

(iii)

subject to prior receipt of the requisite approval of the Company’s shareholders of as contemplated in the Hecate BCA, the Company will change the jurisdiction of its incorporation by deregistering as an exempted company in the Cayman Islands and domesticating to, and continuing as a corporation incorporated under the laws of, the State of Delaware (the “Domestication”) and, in connection with the Domestication: (i) the Company shall file a certificate of incorporation with the Secretary of State of the State of Delaware in the form attached to the Hecate BCA as Exhibit D, which shall be its certificate of incorporation until thereafter amended in accordance with the Delaware General Corporation Law (“DGCL”); (ii) the Company shall adopt bylaws in the form attached to the Hecate BCA as Exhibit E, which shall be its bylaws of until thereafter amended in accordance with the DGCL; (iii) each Class A Ordinary Share that is issued and outstanding shall become one share of the Company’s Class A common stock, par value $0.0001 per share (“EGH Class A Common Stock”); (iv) each outstanding Public Right will convert, in multiples of ten, into shares of EGH Class A Common Stock; and (v) the Company’s name shall be changed to a name chosen by Hecate in consultation with our Company;

(iv)

(A) the Company shall contribute to Hecate all of its assets and in exchange therefor, Hecate shall issue to the Company a number of Hecate Units (as defined in the Hecate BCA), which shall equal the number of total shares of EGH Class A Common Stock issued and outstanding immediately after the Closing (the “EGH Contribution”), and (B) the membership interests in Hecate held by Parent immediately prior to the Closing shall convert into the Parent Hecate Units (as defined in the Hecate BCA);

(v)

Hecate will subscribe for a number of shares of the Company’s newly issued Class V common stock, par value $.0001 per share equal to the number of Parent Hecate Units (such shares, the “Parent Class V Shares”) for $.0001 per share and Hecate shall distribute the Parent Class V Shares to Parent; and

(vi)

The number of Parent Hecate Units to be issued in the EGH Contribution will equal that number of Hecate Units with a value (valuing each Hecate Unit for such purposes as having a value equal to the EGH Redemption Price) equal to $1,200,000,000 less the amount, if any, of Hecate’s net indebtedness. The “EGH Redemption Price” will equal the amount payable for each Public Share pursuant to the EGH Shareholder Redemptions.

EXHIBIT INDEX

No.	Description of Exhibit
1	Underwriting Agreement, dated May 8, 2025, among the Company, CCM and Seaport, as representatives of the several underwriters. (3)
2	Business Combination Agreement, dated January 21, 2026 by and among the Company and the Hecate Parties.+ (4)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (3)
3.2	Form of Amended and Restated Limited Liability Agreement of Hecate (included as Exhibit F of Exhibit 2).
4.1	Form of Specimen Unit Certificate. (2)
4.2	Form of Specimen Class A Ordinary Share Certificate. (2)
4.3	Form of Specimen Share Right Certificate. (2)
4.4	Share Rights Agreement, dated May 8, 2025, by and between the Company and Continental Stock Transfer & Trust Company. (3)
4.5	Description of Registered Securities.*
10.1	Promissory Note, dated January 9, 2025, issued by the Company to the Sponsor. (1)
10.2	Securities Subscription Agreement, dated January 9, 2025, by and between the Company and the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated May 8, 2025, by and between the Company and Continental. (3)
10.4	Registration Rights Agreement, dated May 8, 2025, by and among the Company, the Sponsor, CCM and Seaport, as representatives of the several underwriters. (3)
10.5	Private Placement Units Purchase Agreement, dated May 8, 2025, between the Company and the Sponsor. (3)
10.6	Private Placement Units Purchase Agreement, dated May 8, 2025, between the Company, CCM and Seaport. (3)
10.7	Letter Agreement, dated May 8, 2025, by and among the Company, Sponsor and each of the officers and directors of the Company. (3)
10.8	Form of Indemnity Agreement. (3)
10.9	Administrative Services Agreement, dated May 8, 2025, between the Company and Energy Growth Holdings LLC. (3)
10.10	Form of Tax Receivable Agreement (included as Exhibit C of Exhibit 2).
10.11	Sponsor Lock-up and Support Agreement, dated January 21, 2026 by and among Hecate, the Company, the Sponsor, CCM and Seaport. (4)
10.12	Form of Amended and Restated Registration Rights Agreement (included as Exhibit A of Exhibit 2).
10.13	Parent Lock-up and Support Agreement dated January 21, 2026, by and among the Company and the Hecate Parties. (4)
14	Form of Code of Business Conduct and Ethics, adopted May 8, 2025. (2)
19	Insider Trading Policies and Procedures, adopted May 12, 2025.*
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Clawback Policy, adopted May 8, 2025.*
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*
*	Filed herewith.
**	Furnished herewith.

+

Certain of the schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-286583), filed with the SEC on April 16, 2025.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-286583), filed with the SEC on May 2, 2025.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 14, 2025.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 20, 2026	EGH Acquisition Corp.

	By:	/s/ Andrew B. Lipsher
	Name:	Andrew B. Lipsher
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andrew B. Lipsher	Chief Executive Officer and Director	March 20, 2026
Andrew B. Lipsher	(Principal Executive Officer)

/s/ Vincent T. Cubbage	Executive Chairman, Chief Financial Officer and Director	March 20, 2026
Vincent T. Cubbage	(Principal Financial and Accounting Officer)

/s/ Kathy Savitt	Director	March 20, 2026
Kathy Savitt

/s/ David Elisofon	Director	March 20, 2026
David Elisofon

/s/ Stephen Pang	Director	March 20, 2026
Stephen Pang