Form 10-Q
period 2026-06-30
EGH Acquisition Corp.
filed 2026-08-12
CIK 2052547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 12, 2026, there were 15,500,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,000,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

EGH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

Page
PART I – FINANCIAL INFORMATION	1

Item 1. Financial Statements.	1

Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1

Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the Period from January 9, 2025 (inception) through June 30, 2025	2

Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2026, for the Three Months Ended June 30, 2025 and for the Period from January 9, 2025 (inception) through June 30, 2025	3

Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from January 9, 2025 (inception) through June 30, 2025	4

Notes to Unaudited Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	28

Item 4. Controls and Procedures.	28

PART II – OTHER INFORMATION	30

Item 1. Legal Proceedings.	30

Item 1A. Risk Factors.	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	30

Item 3. Defaults Upon Senior Securities.	31

Item 4. Mine Safety Disclosures.	31

Item 5. Other Information.	31

Item 6. Exhibits.	32

SIGNATURES	33

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 20, 2026;
●	“2025 Second Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 8, 2025;
●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 15, 2026;
●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 12, 2025, which we entered into with Energy Growth Holdings LLC, the managing member of the managing member of our Sponsor (as defined below);
●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;
●	“CCM” are to Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, a representative of the Underwriters (as defined below);
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Closing” are to the closing of the Hecate Business Combination (as defined below);
●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to May 12, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;
●	“Company,” “our,” “we” or “us” are to EGH Acquisition Corp., a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and rights agent of our Rights (as defined below);
●	“Deferred Fee” are to the additional aggregate fee of $6,000,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Hecate” are to Hecate Energy Group, LLC, a Delaware limited liability company;
●	“Hecate Parties” are to Hecate and Parent (as defined below), together;
●	“Hecate Business Combination” are to the transactions contemplated by the Hecate BCA (as defined below), collectively;
●	“Hecate BCA” are to the Business Combination Agreement, dated January 21, 2026, which we entered into with the Hecate Parties, as may be amended, supplemented or otherwise modified from time to time;
●	“Hecate Registration Statement” are to the Registration Statement on Form S-4, which includes a proxy statement/prospectus, in connection with the Hecate Business Combination, to be filed by our Company and Hecate with the SEC;
●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 12, 2025;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 9, 2025;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on April 16, 2025, as amended, and declared effective on May 8, 2025 (File No. 333-286583);
●	“Letter Agreement” are to the Letter Agreement, dated May 12, 2025, which we entered into with our Sponsor and our directors and officers;
●	“Management” or our “Management Team” are to our executive officers;
●	“Nasdaq” are to The Nasdaq Stock Market LLC;
●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;
●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;
●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,250,000 units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which expired unexercised;
●	“Parent” are to Hecate Holdings, LLC, a Delaware limited liability company;
●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and the Representatives (as defined below) in the Private Placement;
●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and the Representatives in the Private Placement;
●	“Private Placement Units” are to the units purchased by our Sponsor and the Representatives in the Private Placement;
●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated May 12, 2025, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated May 12, 2025, which we entered into with the Representatives, together;
●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;
●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Initial Shareholder’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;
●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-tenth of one Public Right;
●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 12, 2025, which we entered into with the Sponsor and the other holders party thereto;
●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;
●	“Representatives” are to Seaport (as defined below) and CCM, together;
●	“Rights” are to the Private Placement Rights and the Public Rights, together;
●	“Seaport” are to Seaport Global Securities LLC, a representative of the Underwriters;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPAC” are to a special purpose acquisition company;
●	“Sponsor” are to EGH Sponsor LLC, a Delaware limited liability company;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $150,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Trust Agreement” are to the Investment Management Trust Agreement, dated May 12, 2025, which we entered into with Continental, as trustee of the Trust Account;
●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 12, 2025, which we entered into with the Representatives, as the representatives of the Underwriters;
●	“Units” are to the Private Placement Units and the Public Units, together; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EGH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$203,269	$777,703
Due from Sponsor	91	—
Prepaid expenses	124,491	91,203
Total current assets	327,851	868,906
Long-term prepaid insurance	—	30,766
Marketable securities held in Trust Account	156,581,499	153,867,836
TOTAL ASSETS	$156,909,350	$154,767,508

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,124,400	$10,207
Accrued offering costs	—	85,000
Due to Sponsor	—	81
Total current liabilities	1,124,400	95,288
Deferred Fee payable	6,000,000	6,000,000
TOTAL LIABILITIES	7,124,400	6,095,288

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Class A Ordinary Shares subject to possible redemption 15,000,000 shares at redemption value of $10.44 and $10.26 per share as of June 30, 2026 and December 31, 2025, respectively	156,581,499	153,867,836

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 500,000 shares issued and outstanding (excluding 15,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	50	50
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	500	500
Additional paid-in capital	—	—
Accumulated deficit	(6,797,099)	(5,196,166)
TOTAL SHAREHOLDERS’ DEFICIT	(6,796,549)	(5,195,616)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$156,909,350	$154,767,508

The accompanying notes are an integral part of these unaudited condensed financial statements.

EGH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the
				Period from
	For The Three	For The Three	For the Six	January 9, 2025
	Months	Months	Months	(inception)
	Ended	Ended	Ended	through
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
General and administrative costs(1)	$1,276,888	$185,052	$1,600,933	$235,194
Loss from operations	(1,276,888)	(185,052)	(1,600,933)	(235,194)

Other income:
Gain on expiration of Over-Allotment Option liability	—	159,084	—	159,084
Interest earned on marketable securities held in Trust Account	1,364,288	834,274	2,713,663	834,274
Other income	1,364,288	993,358	2,713,663	993,358

Net income	$87,400	$808,306	$1,112,730	$758,164

Weighted average shares outstanding of Class A Ordinary Shares, basic and diluted	15,500,000	8,346,154	15,500,000	4,219,444

Basic and diluted net income per Class A Ordinary Share	$0.00	$0.06	$0.05	$0.08

Weighted average shares outstanding of Class B Ordinary Shares, basic and diluted(2)	5,000,000	5,717,033	5,000,000	5,733,333

Basic and diluted net income Class B Ordinary Share	$0.00	$0.06	$0.05	$0.08
(1)	The change in general and administrative expenses during the three-month period ended June 30, 2026 was primarily attributable to the recognition of accrued legal expenses of $1,107,266.
(2)	Included up to 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On June 26, 2025, upon the expiration of the 45-day period without the Underwriters exercising the Over-Allotment Option, 750,000 Class B Ordinary Shares were forfeited by the Sponsor.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EGH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	500,000	$50	5,000,000	$500	$—	$(5,196,166)	$(5,195,616)

Accretion of Class A Ordinary Shares subject to possible redemption amount	—	—	—	—	—	(1,349,375)	(1,349,375)

Net income	—	—	—	—	—	1,025,330	1,025,330

Balance — March 31, 2026	500,000	50	5,000,000	500	—	(5,520,211)	(5,519,661)

Accretion of Class A Ordinary Shares subject to possible redemption amount	—	—	—	—	—	(1,364,288)	(1,364,288)

Net income	—	—	—	—	—	87,400	87,400

Balance — June 30, 2026	500,000	$50	5,000,000	$500	$—	$(6,797,099)	$(6,796,549)

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND FOR THE PERIOD FROM JANUARY 9, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 9, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(50,142)	(50,142)

Balance - March 31, 2025	—	—	5,750,000	575	24,425	(50,142)	(25,142)

Sale of 500,000 Private Placement Units	500,000	50	—	—	4,999,950	—	5,000,000

Fair value of Public Rights	—	—	—	—	2,220,000	—	2,220,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(169,762)	—	(169,762)

Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(7,074,688)	(5,536,421)	(12,611,109)

Net income	—	—	—	—	—	808,306	808,306

Balance - June 30, 2025	500,000	$50	5,000,000	$500	$—	$(4,778,257)	$(4,777,707)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EGH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
		from
	For the	January 9, 2025
	Six Months	(inception)
	Ended	through
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities:
Net income	$1,112,730	$758,164
Adjustments to reconcile net income to net cash used in operating activities:
Operational expenses paid by Sponsor in exchange for issuance of Class B Ordinary Shares	—	10,420
Payment of operating costs through IPO Promissory Note	—	34,919
Interest earned on marketable securities held in Trust Account	(2,713,663)	(834,274)
Gain on expiration of Over-Allotment Option liability	—	(159,084)
Changes in operating assets and liabilities:
Prepaid expenses	(33,288)	(144,337)
Due from Sponsor	(172)	1,884
Long-term prepaid insurance	30,766	(74,117)
Accrued expenses	1,029,193	20,652
Net cash used in operating activities	(574,434)	(385,773)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(150,000,000)
Net cash used in investing activities	—	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	—	147,000,000
Proceeds from sale of Private Placement Units	—	5,000,000
Repayment of IPO Promissory Note - related party	—	(108,352)
Payment of offering costs	—	(394,500)
Net cash (used in) provided by financing activities	—	151,497,148

Net Change in Cash	(574,434)	1,111,375
Cash – Beginning of period	777,703	—
Cash – End of period	$203,269	$1,111,375

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$85,000
Deferred offering costs paid through IPO Promissory Note	$—	$73,433
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Deferred Fee payable	$—	$6,000,000
Forfeiture of Founder Shares	$—	$75

The accompanying notes are an integral part of these unaudited condensed financial statements.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

EGH Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 9, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). On January 21, 2026, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Hecate BCA”), with (i) Hecate Energy Group, LLC, a Delaware limited liability company (“Hecate”), and Hecate Holdings LLC, a Delaware limited liability company (“Parent”, and together with Hecate, the “Hecate Parties”). The transactions contemplated by the Hecate BCA (collectively, the “Hecate Business Combination”) were unanimously approved by the Company’s board of directors (the “Board”) and the board of managers of each Hecate Party. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from January 9, 2025 (inception) through June 30, 2026, relates to the Company’s formation and its Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is EGH Sponsor LLC (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2025 (File No. 333-286583), was declared effective on May 8, 2025 (as amended, the “IPO Registration Statement”). On May 12, 2025, the Company consummated the initial public offering of 15,000,000 units (the “Public Units”) at $10.00 per Public Unit, generating gross proceeds of $150,000,000 (the “Initial Public Offering”), as discussed in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and, with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Public Rights”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 500,000 units (the “Private Placement Units” and, together with the Public Units, the “Units”), to the (i) Sponsor, (ii) Cohen Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”), a representative of the several underwriters of the Initial Public Offering (the “Underwriters”) and (iii) Seaport Global Securities LLC (“Seaport,” and together with CCM, the “Representatives”), a representative of the Underwriters, at a price of $10.00 per Private Placement Unit, or $5,000,000 in the aggregate (the “Private Placement”), as discussed in Note 4. Of the 500,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units and the Representatives purchased 150,000 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Private Placement Rights,” and together with the Public Rights, the “Rights”).

Transaction costs amounted to $9,567,513, consisting of $3,000,000 of cash underwriting fee, $6,000,000 of Deferred Fee (as defined in Note 6), and $567,513 of other offering costs.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of the Deferred Fee held and taxes payable, if any, on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully consummate a Business Combination.

Upon the closing of the Initial Public Offering on May 12, 2025, the amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement is held in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds in the Trust Account are initially to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”) ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to amounts withdrawn to pay taxes, other than excise taxes, if any, the proceeds from the Initial Public Offering and the portion of proceeds from the Private Placement deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by May 12, 2027, or such (x) earlier liquidation date as the Board may approve or (y) such later date as the Company’s shareholders may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The per-share amount in the Trust Account as of June 30, 2026 and December 31, 2025, was $10.44 and $10.26, respectively.

The Public Shares subject to possible redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”.

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

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, dated May 12, 2025 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Private Placement Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs through May 12, 2025 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares and (ii) a loan from the Sponsor pursuant to the IPO Promissory Note (as defined in Note 5). Following the Initial Public Offering and the Private Placement, the Company’s liquidity needs through June 30, 2026 have been satisfied through the net proceeds of the Private Placement held outside of the Trust Account. As of June 30, 2026, the Company had cash of $203,269 and working capital deficit of $796,549.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company intends to repay such Working Capital Loans at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Going Concern,” the Company currently has until May 12, 2027 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 12, 2027. Management intends to complete a Business Combination prior to the mandatory liquidation date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) the Company’s Annual Report on Form 10-K, as filed with the SEC on March 20, 2026 (the “2025 Annual Report”). The interim results for the three and six months ended June 30, 2026, for the three months ended June 30, 2025 and for the period from January 9, 2025 (inception) through June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with another public company that is neither (i) an emerging growth company nor (ii) an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $203,269 and $777,703 and did not have any cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in the Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s marketable securities held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account of $156,581,499 and $153,867,836 were held in money market funds, respectively.

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

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs - SEC Materials,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ deficit. After Management’s evaluation, the Public Rights included in the Public Units were accounted for under equity treatment.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote to modify (i) the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Rights	(2,220,000)
Proceeds allocated to Over-Allotment Option liability	(159,084)
Public Shares issuance costs	(9,397,751)
Plus:
Accretion of carrying value to redemption value	15,644,671
Class A Ordinary Shares subject to possible redemption, December 31, 2025	153,867,836
Plus:
Accretion of carrying value to redemption value	1,349,375
Class A Ordinary Shares subject to possible redemption, March 31, 2026	155,217,211
Plus:
Accretion of carrying value to redemption value	1,364,288
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$156,581,499

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to its short-term nature.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the financial instrument could be required within 12 months of the accompanying condensed balance sheets date. The Over-Allotment Option (as defined below) is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to FASB ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”), since the Underwriters did not fully exercise their Over-Allotment Option at the closing of the Initial Public Offering. On June 26, 2025, the Over-Allotment Option expired unexercised and the change in the fair value of the liability was recognized in the accompanying unaudited condensed statements of operations.

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

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The calculation of diluted income per Ordinary Share does not consider the effect of the Rights issued in connection with the Initial Public Offering and the Private Placement, since their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share. The redemption feature for the Ordinary Shares equals fair value, and therefore does not create a different class of Ordinary Shares or require an adjustment to the earnings per Ordinary Shares calculation. The redemption at fair value does not represent an economic benefit to the holders that is different from what is received by other shareholders, because the Ordinary Shares could be sold on the open market.

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

							For the Period from
	For the Three Months		For the Three Months		For the Six Months		January 9, 2025
	Ended		Ended		Ended		(inception) through
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income	$66,083	$21,317	$479,710	$328,596	$841,332	$271,398	$321,421	$436,743

Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	15,500,000	5,000,000	8,346,154	5,717,033	15,500,000	5,000,000	4,219,444	5,733,333
Basic and diluted net income per Ordinary Share	$0.00	$0.00	$0.06	$0.06	$0.05	$0.05	$0.08	$0.08

Recent Accounting Standards

Management does not believe that there are any recently issued, but not effective, accounting standards, which if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering on May 12, 2025, the Company sold 15,000,000 Public Units, at a purchase price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one Public Right.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Representatives purchased an aggregate of 500,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $5,000,000. Each Private Placement Unit consists of (i) one Private Placement Share and (ii) one Private Placement Right, which grants the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination. Of those 500,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units and the Representatives purchased 150,000 Private Placement Units. The Private Placement Units are identical to the units sold in the Initial Public Offering, subject to certain limited exceptions. If the Business Combination is not completed within the Combination Period, the net proceeds from the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 75,000 Founder Shares represented by such membership interests assigned to the three independent directors of the Company on April 8, 2025, was $110,475 or $1.473 per Founder Share. The total fair value of the 10,000 Founder Shares represented by such membership interests assigned to the service provider of the Company on April 11, 2025 was $14,730 or $1.473 per Founder Share. The total fair value of the 25,000 Founder Shares represented by such membership interests assigned to the officer of the Company on June 3, 2025, was $36,825 or $1.473 per Founder Share. The Company established the initial fair value Founder Shares on April 8, 2025, the date of the first grant agreement, using a calculation prepared by a third-party valuation team that takes into consideration the market adjustment of 15.0%, a risk-free rate of 4.27% and a share price of $9.85. The membership interests were assigned subject to a performance condition (i.e., providing services through the Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per Founder Share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of June 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Public Shares, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to certain restrictions on their transfer, redemption and voting rights for the Founder Shares (see Note 1); (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one- for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles; and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares are entitled to vote on (x) the appointment and removal of directors and (y) continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

In addition to the above, concurrently with the execution of the Hecate BCA, the Sponsor and the Representatives (collectively, the “Insiders”) entered into a Sponsor Lock-up and Support Agreement (the “Sponsor Lock-up and Support Agreement”), pursuant to which, among other things, each Insider agreed (i) to vote its Class A Ordinary Shares or Class B Ordinary Shares in favor of the Hecate Business Combination at the EGH Shareholders Meeting (as defined in the Hecate BCA) called to vote on such matters and (ii) not to transfer its Class B Ordinary Shares (or the EGH Class A Common Stock (as defined in the Hecate BCA) issuable in exchange for such Class B Ordinary Shares pursuant to the Hecate BCA) prior to one year after the Closing and (iii) to waive any adjustment to the conversion ratio set forth in our Amended and Restated Articles with respect to the Class B Ordinary Shares. Notwithstanding the foregoing, (x) from and after the date that is six months after the Closing, the Insiders may Transfer (as defined in the Sponsor Lock-Up and Support Agreement) up to 10% of the Locked-Up Shares (as defined in the Sponsor Lock-Up and Support Agreement); (y) from and after the date that is nine months after the Closing, the Insiders may Transfer up to an additional 5% of the Locked-Up Shares. For a more complete description of the Sponsor Lock-up and Support Agreement, please see Item 1. “Business” of the 2025 Annual Report, the Hecate BCA and the Hecate Registration Statement, once filed.

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

Due to Sponsor

For the three and six months ended June 30, 2026, the Sponsor incurred $0 and $5,000, respectively, of expenses on behalf of the Company (the “Amount Due”). For the three months ended June 30, 2025 and for the period from January 9, 2025 (inception) through June 30, 2025, $1,884 was incurred for such expenses. As of June 30, 2026 and December 31, 2025, $0 and $81 were included in due to Sponsor in the accompanying condensed balance sheets, respectively. The Amount Due is due on demand.

Administrative Services Agreement

The Company entered into an agreement with the managing member of the managing member of the Sponsor, dated May 12, 2025, to pay an aggregate of $25,000 per month for office space, utilities, and secretarial and administrative support (the “Administrative Services Agreement”). These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2026, the Company incurred and paid $75,000 and $150,000 in fees for these services pursuant to the Administrative Services Agreement, respectively. For the three months ended June 30, 2025 and for the period from January 9, 2025 (inception) through June 30, 2025, the Company incurred and paid $50,000 and $50,000 in fees for these services pursuant to the Administrative Services Agreement, respectively.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company intends to repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Legal Fees

As of June 30, 2026, the Company had accrued $1,107,266 in legal fees payable for services rendered in connection with the Hecate Business Combination. These fees will become due and payable upon the closing of the Hecate Business Combination and are considered part of the overall transaction costs associated with the Hecate Business Combination. Such fees are included in accrued expenses on the accompanying condensed balance sheets and in general and administrative costs on the accompanying unaudited condensed statements of operations.

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

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Units (and their component securities) and units that may be issued upon conversion of Working Capital Loans (and their underlying securities), if any, (iii) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (iv) any Class A Ordinary Shares held at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination by the holders of the Founder Shares prior to the Initial Public Offering, are entitled to registration rights pursuant to the Registration Rights Agreement, dated May 12, 2025. These holders are entitled to make up to three demands, excluding short form demands, and have piggyback registration rights. The Representatives may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

In addition, the Representatives may participate in a piggyback registration only during the seven-year period beginning on the effective date of IPO Registration Statement. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Agreement

On January 21, 2026, the Company entered into the Hecate BCA with the Hecate Parties. The transactions contemplated by the Hecate Business Combination were unanimously approved by the Board of Directors and the board of managers of each Hecate Party. The Hecate BCA provides for, among other things, the following transactions:

(i)	At least three business days prior to the date of closing of the Hecate Business Combination (the “Closing”), the Company shall redeem each of the Public Shares from the Public Shareholders who shall have elected to redeem their Public Shares in connection with the Hecate Business Combination pursuant to the Amended and Restated Articles (the “EGH Shareholder Redemptions”);
(ii)	at least one day prior to the date of Closing, the Company shall cause (i) each of the Class B Ordinary Shares that is issued and outstanding to be converted into one Class A Ordinary Share, (ii) each issued and outstanding Public Unit to be cancelled in exchange for (x) one Class A Ordinary Share and (y) in multiples of ten, one-tenth of one Class A Ordinary Share, respectively, and (iii) up to $1,500,000 of any outstanding promissory notes issued in connection with any Working Capital Loans shall be converted, at the option of the payee, at a price of $10.00 per unit, into Private Placement Units, and each Private Placement Unit shall be cancelled in exchange for (x) one Class A Ordinary Share and (y) in multiples of ten, one-tenth of one Class A Ordinary Share;

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(iii)	subject to prior receipt of the requisite approval of the Company’s shareholders as contemplated in the Hecate BCA, the Company will change the jurisdiction of its incorporation by deregistering as an exempted company in the Cayman Islands and domesticating to, and continuing as a corporation incorporated under the laws of, the State of Delaware (the “Domestication”) and, in connection with the Domestication: (i) the Company shall file a certificate of incorporation with the Secretary of State of the State of Delaware in the form attached to the Hecate BCA as Exhibit D, which shall be its certificate of incorporation until thereafter amended in accordance with the Delaware General Corporation Law (“DGCL”); (ii) the Company shall adopt bylaws in the form attached to the Hecate BCA as Exhibit E, which shall be its bylaws until thereafter amended in accordance with the DGCL; (iii) each Class A Ordinary Share that is issued and outstanding shall become one share of the Company’s Class A common stock, par value $0.0001 per share (“EGH Class A Common Stock”); (iv) each outstanding Public Right will convert, in multiples of ten, into shares of EGH Class A Common Stock; and (v) the Company’s name shall be changed to a name chosen by Hecate in consultation with the Company;
(iv)	at Closing, the Company shall contribute to Hecate all of its assets (excluding the aggregate amount of cash proceeds required to satisfy any redemptions by shareholders of the Company) and in exchange therefor, Hecate shall issue to the Company a number of Hecate Units (as defined in the Hecate BCA), which shall equal the number of total shares of EGH Class A Common Stock issued and outstanding immediately after the Closing (the “EGH Contribution”), and (B) the membership interests in Hecate held by Parent immediately prior to the Closing shall convert into the Parent Hecate Units (as defined in the Hecate BCA);
(v)	Hecate will subscribe for a number of shares of the Company’s newly issued Class V common stock, par value $0.0001 per share equal to the number of Parent Hecate Units (such shares, the “Parent Class V Shares”) for $0.0001 per share and Hecate shall distribute the Parent Class V Shares to Parent; and
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

On March 5, 2026, the Company was added as a defendant in a declaratory judgment claim asserted in on-going litigation with a lender of Parent. The suit is styled NEC Fund VI HE Lender, LLC, NEC Fund VI HE Lender (Offshore), LLC, and NEC Fund VI HE Lender (Signature), LLC, Plaintiffs, v. Hecate Holdings LLC, Hecate Energy Group LLC, Repsol Renewables North America, Inc. and EGH Acquisition Corp, Defendants, in the Court of Chancery of the State of Delaware. The NEC parties allege that Parent did not have the authority to enter into the Hecate BCA and purport to ask the court to rescind any part of the Hecate BCA that affects the NEC parties’ alleged collateral under their loan agreement with Parent. The Company does not believe that it is proper parties to this suit and have moved to dismiss the claim against it.

Hecate has commenced the Public Company Accounting Oversight Board (PCAOB) audit of Hecate’s financial statements; however, it is uncertain when that audit will be completed, which is a condition to Closing. As a result, the Closing has been delayed, which the Company does not anticipate occurring any time earlier than the fourth quarter of 2026. To the extent the parties are unable to timely settle the dispute, the Closing may be further delayed or may not occur at all.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 500,000 Class A Ordinary Shares issued and outstanding, excluding 15,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On January 9, 2025, the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.004 per share. On June 26, 2025, the Over-Allotment Option expired unexercised and as a result, 750,000 Class B Ordinary Shares were forfeited. As of June 30, 2026 and December 31, 2025, there were 5,000,000 Class B Ordinary Shares issued and outstanding.

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

Holders of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time, or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares have the right to vote on (i) the appointment and removal of directors and (ii) continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2026	2025
Assets:
Marketable securities held in Trust Account	1	$156,581,499	$153,867,836

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The Over-Allotment Option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the accompanying condensed balance sheets.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The Over-Allotment Option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented with a gain on expiration of Over-Allotment Option liability in the accompanying unaudited condensed statements of operations.

Fair value as of January 1, 2025	$—
Initial Fair Value at January 9, 2025	159,084
Fair value as of March 31, 2025	159,084
Forfeiture of Class B Ordinary Shares due to expiration of Over-allotment option on June 26,2025	(159,084)
Fair value as of June 30, 2025	$—

The Company used a Black-Scholes model to value the Over-Allotment Option. The Over-Allotment Option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing model are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its Ordinary Shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the Over-Allotment Option is assumed to be equivalent to their remaining contractual term. On June 26, 2025, the Over-Allotment Option expired unexercised and the change in the fair value of the liability was recognized in the accompanying unaudited condensed statements of operations. The fair value of the Over-Allotment Option was determined to be $0 as of June 26, 2025.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the accompanying unaudited condensed statements of operations as net income, which is considered the segment measure of profit and loss. The measure of segment assets is total assets as reported on the accompanying condensed balance sheets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	June 30,	December 31,
	2026	2025
Marketable securities held in Trust Account	$156,581,499	$153,867,836
Cash	$203,269	$777,703

				For the Period
				from January 9,
	For the Three	For the Three	For the Six	2025 (inception)
	Months Ended	Months Ended	Months Ended	through
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
General and administrative costs	$1,276,888	$185,052	$1,600,933	$235,194
Interest earned on marketable securities held in Trust Account	$1,364,288	$834,274	$2,713,663	$834,274

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

We are an early-stage and emerging growth company and, as such, we are subject to all of the risks associated with early-stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination, including the Hecate Business Combination, will be successful.

Our IPO Registration Statement became effective on May 8, 2025. On May 12, 2025, we consummated our Initial Public Offering of 15,000,000 Public Units. Each Public Unit consists of one Public Share and one Public Right, which grants the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon consummation of our initial Business Combination. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $150,000,000. The Underwriters had a 45-day option from the closing of the Initial Public Offering on May 12, 2025 to purchase up to an additional 2,250,000 units; however, on June 26, 2025, the Over-Allotment Option expired unexercised.

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

Following the closing of the Initial Public Offering and Private Placement, the amount of $150,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in an interest or non-interest bearing demand deposit account, until the earlier of (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

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

(ii)

at least one day prior to the date of Closing, we shall cause (i) each of our Class B Ordinary Shares that is issued and outstanding to be converted into one Class A Ordinary Share, (ii) each issued and outstanding Public Unit to be cancelled in exchange for (x) one Class A Ordinary Share and (y) in multiples of ten, one-tenth of one Class A Ordinary Share, respectively, and (iii) up to $1,500,000 of any outstanding promissory notes issued in connection with any Working Capital Loans shall be converted, at the option of the payee, at a price of $10.00 per unit, into Private Placement Units, and each Private Placement Unit shall be cancelled in exchange for (x) one Class A Ordinary Share and (y) in multiples of ten, one-tenth of one Class A Ordinary Share;

(iii)

subject to prior receipt of the requisite approval of our shareholders as contemplated in the Hecate BCA, we will change the jurisdiction of our incorporation by deregistering as an exempted company in the Cayman Islands and domesticating to, and continuing as a corporation incorporated under the laws of, the State of Delaware and, in connection with such domestication: (i) we shall file a certificate of incorporation with the Secretary of State of the State of Delaware in the form attached to the Hecate BCA as Exhibit D, which shall be our certificate of incorporation until thereafter amended in accordance with the DGCL (as defined in the Hecate BCA); (ii) we shall adopt bylaws in the form attached to the Hecate BCA as Exhibit E, which shall be our bylaws until thereafter amended in accordance with the DGCL (as defined in the Hecate BCA); (iii) each Class A Ordinary Share that is issued and outstanding shall become one share of EGH Class A Common Stock (as defined in the Hecate BCA); (iv) each outstanding Public Right will convert, in multiples of ten, into shares of EGH Class A Common Stock; and (v) our name shall be changed to a name chosen by Hecate in consultation with our Company;

(iv)

at Closing, we shall contribute to Hecate all of its assets (excluding the aggregate amount of cash proceeds required to satisfy any redemptions by shareholders of the Company and in exchange therefor, Hecate shall issue to us a number of Hecate Units (as defined in the Hecate BCA), which shall equal the number of total shares of EGH Class A Common Stock issued and outstanding immediately after the Closing, and (B) the membership interests in Hecate held by Parent immediately prior to the Closing shall convert into the Parent Hecate Units (as defined in the Hecate BCA);

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

For a full description of the Hecate BCA and the proposed Hecate Business Combination, please see Item 1. “Business” of the 2025 Annual Report, the Hecate BCA and the Hecate Registration Statement, once filed.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 9, 2025 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) pursuing the Hecate Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $87,400, which consisted of interest earned on marketable securities held in the Trust Account of $1,364,288, partially offset by general and administrative expense of $1,276,888.

For the three months ended June 30, 2025, we had a net income of $808,306, which consisted of the change in fair value of the Over-allotment Option liability of $159,084 and interest earned on marketable securities held in Trust Account of $834,274, offset by general and administrative costs of $185,052.

For the six months ended June 30, 2026, we had net income of $1,112,730, which consisted of interest earned on marketable securities held in the Trust Account of $2,713,663, partially offset by general and administrative expense of $1,600,933.

For the period from January 9, 2025 (inception) through June 30, 2025, we had a net income of $758,164, which consisted of the change in fair value of the Over-Allotment Option liability of $159,084 and interest earned on marketable securities held in Trust Account of $834,274, offset by general and administrative costs of $235,194.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through May 12, 2025 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan from the Sponsor pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through June 30, 2026 have been satisfied through the net proceeds of the Private Placement held outside of the Trust Account.

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

For the six months ended June 30, 2026, cash used in operating activities was $574,343. Net income of $1,112,730 was affected by interest earned on marketable securities held in the Trust Account of $2,713,663 and changes in operating assets and liabilities provided $1,026,499 of cash for operating activities.

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

As of June 30, 2026, we had marketable securities held in the Trust Account of $156,581,499 FASB ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” (including $6,581,499 of interest income) consisting of U treasury bills invested in money market funds with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2026, we had cash held outside of the Trust Account of $203,269. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Due to Sponsor

For the three and six months ended June 30, 2026, the Sponsor incurred $0 and $5,000, respectively, of expenses on our behalf (the “Amount Due”). For the three months ended June 30, 2025 and for the period from January 9, 2025 (inception) through June 30, 2025, $1,884 was incurred for such expenses. As of June 30, 2026 and December 31, 2025, $0 and $81 were included in due to Sponsor in the condensed balance sheets included in this Report under “Item 1. Financial Statements”, respectively. The Amount Due is due on demand.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period (which currently ends on May 12, 2027), then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 12, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on May 8, 2025, and until the completion of our Business Combination or liquidation, we reimburse Energy Growth Holdings LLC, the managing member of the managing member of our Sponsor, $25,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, we incurred and paid $75,000 and $150,000 in fees for these services pursuant to the Administrative Services Agreement, respectively. For the three months ended June 30, 2025 and for the period from January 9, 2025 (inception) through June 30, 2025, the Company incurred and paid $50,000 and $50,000 in fees for these services pursuant to the Administrative Services Agreement, respectively.

Underwriting Agreement

We granted the Underwriters a 45-day option from May 12, 2025, the date of the Initial Public Offering, to purchase up to an additional 2,250,000 units to cover over-allotments at the Initial Public Offering price less the underwriting discounts. On June 26, 2025, the Over-Allotment Option expired unexercised.

The Underwriters were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering or $3,000,000, which was paid upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to the Deferred Fee of 4.00% of the gross proceeds of the Initial Public Offering, or $6,000,000, payable upon the closing of an initial Business Combination, but such Deferred Fee shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination pursuant to the terms of the Underwriting Agreement.

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

Legal Fees

As of June 30, 2026, we had accrued approximately $1,107,266 in legal fees payable for services rendered in connection with the Hecate Business Combination. These fees will become due and payable upon the closing of the Hecate Business Combination and are considered part of the overall transaction costs associated with the Hecate Business Combination. Such fees are included in accrued expenses on the condensed balance sheets and in general and administrative costs on the unaudited condensed statements of operations included in this Report under Item 1. “Financial Statements.”

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) six months after the completion of our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property, (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination and (z) any Units, Rights, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Rights were subject to transfer restriction for 180 days following the filing of the prospectus for the Initial Public Offering.

In addition to the above, concurrently with the execution of the Hecate BCA, the Sponsor and the Representatives (collectively, the “Insiders”) entered into a Sponsor Lock-up and Support Agreement (the “Sponsor Lock-up and Support Agreement”), pursuant to which, among other things, each Insider agreed (i) to vote its Class A Ordinary Shares or Class B Ordinary Shares in favor of the Hecate Business Combination at the EGH Shareholders Meeting (as defined in the Hecate BCA) called to vote on such matters and (ii) not to transfer its Class B Ordinary Shares (or the EGH Class A Common Stock (as defined in the Hecate BCA) issuable in exchange for such Class B Ordinary Shares pursuant to the Hecate BCA) prior to one year after the Closing and (iii) to waive any adjustment to the conversion ratio set forth in our Amended and Restated Articles with respect to the Class B Ordinary Shares. Notwithstanding the foregoing, (x) from and after the date that is six months after the Closing, the Insiders may Transfer (as defined in the Sponsor Lock-Up and Support Agreement) up to 10% of the Locked-Up Shares (as defined in the Sponsor Lock-Up and Support Agreement); (y) from and after the date that is nine months after the Closing, the Insiders may Transfer up to an additional 5% of the Locked-Up Shares. For a more complete description of the Sponsor Lock-up and Support Agreement, please see Item 1. “Business” of the 2025 Annual Report, the Hecate BCA and the Hecate Registration Statement, once filed.

Critical Accounting Estimates and Standards

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under “Item 1. Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements and notes thereto included in this Report under “Item 1. Financial Statements.” These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under “Item 1. Financial Statements” could be materially affected. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property, other than as set forth below:

On March 5, 2026, we were added as a defendant in a declaratory judgment claim asserted in on-going litigation with a lender of Parent. The suit is styled NEC Fund VI HE Lender, LLC, NEC Fund VI HE Lender (Offshore), LLC, and NEC Fund VI HE Lender (Signature), LLC, Plaintiffs, v. Hecate Holdings LLC, Hecate Energy Group LLC, Repsol Renewables North America, Inc. and EGH Acquisition Corp, Defendants, in the Court of Chancery of the State of Delaware. The NEC parties allege that Parent did not have the authority to enter into the Hecate BCA and purport to ask the court to rescind any part of the Hecate BCA that affects the NEC parties’ alleged collateral under their loan agreement with Parent. We do not believe that we are proper parties to this suit and have moved to dismiss the claim against us.

Hecate has commenced the Public Company Accounting Oversight Board (PCAOB) audit of Hecate’s financial statements; however, it is uncertain when that audit will be completed, which is a condition to Closing. As a result, the Closing has been delayed, which we do not anticipate occurring any time earlier than the fourth quarter of 2026. To the extent the parties are unable to timely settle the dispute, the Closing may be further delayed or may not occur at all.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report, (iii) 2025 Second Quarter Form 10-Q and (iv) 2026 First Quarter Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Hecate and the Hecate Business Combination, please see the Hecate Registration Statement, once filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 500,000 Private Placement Units to the Sponsor and the Representatives in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $5,000,000. Of those 500,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units and the Representatives purchased 150,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and the Private Placement, see Part II, Item 2 of our 2025 Second Quarter Form 10-Q. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 12, 2026	EGH ACQUISITION CORP.

	By:	/s/ Andrew B. Lipsher
	Name:	Andrew B. Lipsher
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Vincent T. Cubbage
	Name:	Vincent T. Cubbage
	Title:	Chief Financial Officer
(Principal Financial Officer)