Form 10-Q
period 2026-09-30
EGH Acquisition Corp.
filed 2026-11-13
CIK 2052547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026, there were 15,500,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,000,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

EGH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

Page
PART I – FINANCIAL INFORMATION	1

Item 1. Financial Statements.	1

Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1

Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from January 9, 2025 (inception) through September 30, 2025	2

Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026, for the Three Months Ended September 30, 2025 and for the Period from January 9, 2025 (inception) through September 30, 2025	3

Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from January 9, 2025 (inception) through September 30, 2025	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	29

Item 4. Controls and Procedures.	29

PART II – OTHER INFORMATION	31

Item 1. Legal Proceedings.	31

Item 1A. Risk Factors.	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	31

Item 3. Defaults Upon Senior Securities.	32

Item 4. Mine Safety Disclosures.	32

Item 5. Other Information.	32

Item 6. Exhibits.	33

SIGNATURES	34

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 20, 2026;
●	“2025 Second Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 8, 2025;
●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 15, 2026;
●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 12, 2025, which we entered into with Energy Growth Holdings LLC, the managing member of the managing member of our Sponsor (as defined below);
●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;
●	“CCM” are to Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, a representative of the Underwriters (as defined below);
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Closing” are to the closing of the Hecate Business Combination (as defined below);
●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to May 12, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;
●	“Company,” “our,” “we” or “us” are to EGH Acquisition Corp., a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and rights agent of our Rights (as defined below);
●	“Deferred Fee” are to the additional aggregate fee of $6,000,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;
●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Hecate” are to Hecate Energy Group, LLC, a Delaware limited liability company;
●	“Hecate Parties” are to Hecate and Parent (as defined below), together;
●	“Hecate Business Combination” are to the transactions contemplated by the Hecate BCA (as defined below), collectively;
●	“Hecate BCA” are to the Business Combination Agreement, dated January 21, 2026, which we entered into with the Hecate Parties, as may be amended, supplemented or otherwise modified from time to time;
●	“Hecate Registration Statement” are to the Registration Statement on Form S-4, which includes a proxy statement/prospectus, in connection with the Hecate Business Combination, to be filed by our Company and Hecate with the SEC;
●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 12, 2025;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 9, 2025;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on April 16, 2025, as amended, and declared effective on May 8, 2025 (File No. 333-286583);
●	“Letter Agreement” are to the Letter Agreement, dated May 12, 2025, which we entered into with our Sponsor and our directors and officers;
●	“Management” or our “Management Team” are to our executive officers;
●	“Nasdaq” are to The Nasdaq Stock Market LLC;
●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;
●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,250,000 units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which expired unexercised;
●	“Parent” are to Hecate Holdings, LLC, a Delaware limited liability company;
●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);
●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and the Representatives (as defined below) in the Private Placement;
●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and the Representatives in the Private Placement;
●	“Private Placement Units” are to the units purchased by our Sponsor and the Representatives in the Private Placement;
●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated May 12, 2025, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated May 12, 2025, which we entered into with the Representatives, together;
●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;
●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Initial Shareholder’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;
●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-tenth of one Public Right;
●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 12, 2025, which we entered into with the Sponsor and the other holders party thereto;
●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;
●	“Representatives” are to Seaport (as defined below) and CCM, together;
●	“Rights” are to the Private Placement Rights and the Public Rights, together;
●	“Seaport” are to Seaport Global Securities LLC, a representative of the Underwriters;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to EGH Sponsor LLC, a Delaware limited liability company;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $150,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Trust Agreement” are to the Investment Management Trust Agreement, dated May 12, 2025, which we entered into with Continental, as trustee of the Trust Account;
●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;
●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 12, 2025, which we entered into with the Representatives, as the representatives of the Underwriters;
●	“Units” are to the Private Placement Units and the Public Units, together; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EGH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$95,226	$777,703
Prepaid expenses	79,129	91,203
Total current assets	174,355	868,906
Long-term prepaid insurance	—	30,766
Marketable securities held in Trust Account	158,000,524	153,867,836
TOTAL ASSETS	$158,174,879	$154,767,508

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,338,721	$10,207
Accrued offering costs	—	85,000
Due to Sponsor	—	81
Total current liabilities	1,338,721	95,288
Deferred Fee payable	6,000,000	6,000,000
TOTAL LIABILITIES	7,338,721	6,095,288

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Class A Ordinary Shares subject to possible redemption 15,000,000 shares at redemption value of $10.53 and $10.26 per share as of September 30, 2026 and December 31, 2025, respectively	158,000,524	153,867,836

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 500,000 shares issued and outstanding (excluding 15,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	50	50
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	500	500
Additional paid-in capital	—	—
Accumulated deficit	(7,164,916)	(5,196,166)
TOTAL SHAREHOLDERS’ DEFICIT	(7,164,366)	(5,195,616)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$158,174,879	$154,767,508

The accompanying notes are an integral part of these unaudited condensed financial statements.

EGH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the
				Period from
	For the Three	For the Three	For the Nine	January 9, 2025
	Months	Months	Months	(inception)
	Ended	Ended	Ended	through
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
General and administrative costs(1)	$367,817	$200,990	$1,968,750	$436,184
Loss from operations	(367,817)	(200,990)	(1,968,750)	(436,184)

Other income:
Gain on expiration of Over-Allotment Option liability	—	—	—	159,084
Interest earned on marketable securities held in Trust Account	1,419,025	1,560,125	4,132,688	2,394,399
Total other income	1,419,025	1,560,125	4,132,688	2,553,483

Net income	$1,051,208	$1,359,135	$2,163,938	$2,117,299

Weighted average shares outstanding of Class A Ordinary Shares, basic and diluted	15,500,000	15,500,000	15,500,000	8,278,409

Basic and diluted net income per Class A Ordinary Share	$0.05	$0.07	$0.11	$0.16

Weighted average shares outstanding of Class B Ordinary Shares, basic and diluted(2)	5,000,000	5,000,000	5,000,000	5,000,000

Basic and diluted net income per Class B Ordinary Share	$0.05	$0.07	$0.11	$0.16
(1)	The change in general and administrative expenses during the nine-month period ended September 30, 2026 was primarily attributable to the recognition of accrued legal expenses of $1,280,657.
(2)	Excluded up to 750,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On June 26, 2025, upon the expiration of the Over-Allotment Option, 750,000 Class B Ordinary Shares were forfeited by the Sponsor.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EGH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	500,000	$50	5,000,000	$500	$—	$(5,196,166)	$(5,195,616)

Accretion of Class A Ordinary Shares subject to possible redemption amount	—	—	—	—	—	(1,349,375)	(1,349,375)

Net income	—	—	—	—	—	1,025,330	1,025,330

Balance — March 31, 2026	500,000	50	5,000,000	500	—	(5,520,211)	(5,519,661)

Accretion of Class A Ordinary Shares subject to possible redemption amount	—	—	—	—	—	(1,364,288)	(1,364,288)

Net income	—	—	—	—	—	87,400	87,400

Balance — June 30, 2026	500,000	50	5,000,000	500	—	(6,797,099)	(6,796,549)

Accretion of Class A Ordinary Shares subject to possible redemption amount	—	—	—	—	—	(1,419,025)	(1,419,025)

Net income	—	—	—	—	—	1,051,208	1,051,208

Balance — September 30, 2026	500,000	$50	5,000,000	$500	$—	$(7,164,916)	$(7,164,366)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EGH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM JANUARY 9, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 9, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(50,142)	(50,142)

Balance - March 31, 2025	—	—	5,750,000	575	24,425	(50,142)	(25,142)

Sale of 500,000 Private Placement Units	500,000	50	—	—	4,999,950	—	5,000,000

Fair value of Public Rights	—	—	—	—	2,220,000	—	2,220,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(169,762)	—	(169,762)

Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—

Accretion of Class A Ordinary Shares subject to possible redemption amount	—	—	—	—	(7,074,688)	(5,536,421)	(12,611,109)

Net income	—	—	—	—	—	808,306	808,306

Balance - June 30, 2025	500,000	50	5,000,000	500	—	(4,778,257)	(4,777,707)

Accretion of Class A Ordinary Shares subject to possible redemption amount	—	—	—	—	—	(1,560,125)	(1,560,125)

Net income	—	—	—	—	—	1,359,135	1,359,135

Balance - September 30, 2025	500,000	$50	5,000,000	$500	$—	$(4,979,247)	$(4,978,697)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EGH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
		from
	For the	January 9, 2025
	Nine Months	(inception)
	Ended	through
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities:
Net income	$2,163,938	$2,117,299
Adjustments to reconcile net income to net cash used in operating activities:
Operational expenses paid by Sponsor in exchange for issuance of Class B Ordinary Shares	—	10,420
Payment of operating costs through IPO Promissory Note	—	34,919
Interest earned on marketable securities held in Trust Account	(4,132,688)	(2,394,399)
Gain on expiration of Over-Allotment Option liability	—	(159,084)
Changes in operating assets and liabilities:
Prepaid expenses	12,074	(115,648)
Due to Sponsor	(81)	1,884
Long-term prepaid insurance	30,766	(52,442)
Accrued offering costs	(10,000)	—
Accounts payable and accrued expenses	1,328,514	22,504
Net cash used in operating activities	(607,477)	(534,547)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(150,000,000)
Net cash used in investing activities	—	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	—	147,000,000
Proceeds from sale of Private Placement Units	—	5,000,000
Due from Sponsor	—	(1,560)
Repayment of IPO Promissory Note - related party	—	(108,352)
Payment of offering costs	(75,000)	(394,500)
Net cash (used in) provided by financing activities	(75,000)	151,495,588

Net Change in Cash	(682,477)	961,041
Cash – Beginning of period	777,703	—
Cash – End of period	$95,226	$961,041

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$85,000
Deferred offering costs paid through IPO Promissory Note	$—	$73,433
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Deferred Fee payable	$—	$6,000,000
Forfeiture of Founder Shares	$—	$75

The accompanying notes are an integral part of these unaudited condensed financial statements.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from January 9, 2025 (inception) through September 30, 2026 relates to the Company’s formation and its Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The per-share amount in the Trust Account as of September 30, 2026 and December 31, 2025, was $10.53 and $10.26, respectively.

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

SEPTEMBER 30, 2026

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs through May 12, 2025 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares and (ii) a loan from the Sponsor pursuant to the IPO Promissory Note (as defined in Note 5). Following the Initial Public Offering and the Private Placement, the Company’s liquidity needs through September 30, 2026 have been satisfied through the net proceeds of the Private Placement held outside of the Trust Account. As of September 30, 2026, the Company had cash of $95,226 and working capital deficit of $1,164,366.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company intends to repay such Working Capital Loans at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company currently has until May 12, 2027 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 12, 2027. Management intends to complete a Business Combination prior to the mandatory liquidation date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) the Company’s Annual Report on Form 10-K, as filed with the SEC on March 20, 2026 (the “2025 Annual Report”). The interim results for the three and nine months ended September 30, 2026, for the three months ended September 30, 2025 and for the period from January 9, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $95,226 and $777,703 and did not have any cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in the Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s marketable securities held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account of $158,000,524 and $153,867,836, respectively, were held in money market funds.

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

SEPTEMBER 30, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote to modify (i) the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Rights	(2,220,000)
Proceeds allocated to Over-Allotment Option liability	(159,084)
Public Shares issuance costs	(9,397,751)
Plus:
Accretion of carrying value to redemption value	15,644,671
Class A Ordinary Shares subject to possible redemption, December 31, 2025	153,867,836
Plus:
Accretion of carrying value to redemption value	1,349,375
Class A Ordinary Shares subject to possible redemption, March 31, 2026	155,217,211
Plus:
Accretion of carrying value to redemption value	1,364,288
Class A Ordinary Shares subject to possible redemption, June 30, 2026	156,581,499
Plus:
Accretion of carrying value to redemption value	1,419,025
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$158,000,524

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

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per Ordinary Share does not consider the effect of the Rights issued in connection with the Initial Public Offering and the Private Placement, which entitle the holders thereof to receive an aggregate of 1,550,000 Class A Ordinary Shares upon the consummation of an initial Business Combination, since their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share. The redemption feature for the Ordinary Shares equals fair value, and therefore does not create a different class of Ordinary Shares or require an adjustment to the earnings per Ordinary Shares calculation. The redemption at fair value does not represent an economic benefit to the holders that is different from what is received by other shareholders, because the Ordinary Shares could be sold on the open market.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

							For the Period from
	For the Three Months		For the Three Months		For the Nine Months		January 9, 2025
	Ended		Ended		Ended		(inception) through
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income	$794,816	$256,392	$1,027,639	$331,496	$1,636,148	$527,790	$1,320,028	$797,271

Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	15,500,000	5,000,000	15,500,000	5,000,000	15,500,000	5,000,000	8,278,409	5,000,000
Basic and diluted net income per Ordinary Share	$0.05	$0.05	$0.07	$0.07	$0.11	$0.11	$0.16	$0.16

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) Topic 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires more detailed disclosures about specified categories of expenses included in certain expense captions presented on the face of the statement of operations. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Management is currently evaluating the impact of ASU 2024-03 on the Company’s financial statements and disclosures.

In December 2025, the FASB issued ASU Topic 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies the applicability of ASC Topic 270, the form and content of interim financial statements, and the interim disclosures required, including a principle to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, and for all other entities for interim reporting periods within annual reporting periods beginning after December 15, 2028, with early adoption permitted. Management is currently evaluating the impact of ASU 2025-11 on the Company’s financial statements and disclosures.

Other than as described above, Management does not believe that there are any recently issued, but not effective, accounting standards, which if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering on May 12, 2025, the Company sold 15,000,000 Public Units, at a purchase price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one Public Right.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 9, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 Class B ordinary shares of the Company, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”) to the Sponsor (such shares, the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 shares that were subject to forfeiture depending on the extent that the Over-Allotment Option was not exercised, if at all. On June 26, 2025, upon the expiration of the Over-Allotment Option, 750,000 Founder Shares were forfeited by the Sponsor.

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

The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 75,000 Founder Shares represented by such membership interests assigned to the three independent directors of the Company on April 8, 2025, was $110,475 or $1.473 per Founder Share. The total fair value of the 10,000 Founder Shares represented by such membership interests assigned to the service provider of the Company on April 11, 2025 was $14,730 or $1.473 per Founder Share. The total fair value of the 25,000 Founder Shares represented by such membership interests assigned to the officer of the Company on June 3, 2025, was $36,825 or $1.473 per Founder Share. The Company established the initial fair value Founder Shares on April 8, 2025, the date of the first grant agreement, using a calculation prepared by a third-party valuation team that takes into consideration the market adjustment of 15.0%, a risk-free rate of 4.27% and a share price of $9.85. The membership interests were assigned subject to a performance condition (i.e., providing services through the Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per Founder Share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of September 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Due to Sponsor

For the three and nine months ended September 30, 2026, the Sponsor incurred $0 and $5,000, respectively, of expenses on behalf of the Company (the “Amount Due”). For the three months ended September 30, 2025 and for the period from January 9, 2025 (inception) through September 30, 2025, $0 and $1,884, respectively, were incurred for such expenses. As of September 30, 2026 and December 31, 2025, $0 and $81 were included in due to Sponsor in the accompanying condensed balance sheets, respectively. The Amount Due is due on demand.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Administrative Services Agreement

The Company entered into an agreement with the managing member of the managing member of the Sponsor, dated May 12, 2025, to pay an aggregate of $25,000 per month for office space, utilities, and secretarial and administrative support (the “Administrative Services Agreement”). These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2026, the Company incurred and paid $75,000 and $225,000 in fees for these services pursuant to the Administrative Services Agreement, respectively. For the three months ended September 30, 2025 and for the period from January 9, 2025 (inception) through September 30, 2025, the Company incurred and paid $75,000 and $125,000 in fees for these services pursuant to the Administrative Services Agreement, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company intends to repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Legal Fees

As of September 30, 2026, the Company had accrued $1,280,657 in legal fees payable for services rendered in connection with the Hecate Business Combination. These fees will become due and payable upon the closing of the Hecate Business Combination and are considered part of the overall transaction costs associated with the Hecate Business Combination. Such fees are included in accrued expenses on the accompanying condensed balance sheets and in general and administrative costs on the accompanying unaudited condensed statements of operations.

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

SEPTEMBER 30, 2026

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

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

any Working Capital Loans shall be converted, at the option of the payee, at a price of $10.00 per unit, into Private Placement Units, and each Private Placement Unit shall be cancelled in exchange for (x) one Class A Ordinary Share and (y) in multiples of ten, one-tenth of one Class A Ordinary Share;
(iii)	subject to prior receipt of the requisite approval of the Company’s shareholders as contemplated in the Hecate BCA, the Company will change the jurisdiction of its incorporation by deregistering as an exempted company in the Cayman Islands and domesticating to, and continuing as a corporation incorporated under the laws of, the State of Delaware (the “Domestication”) and, in connection with the Domestication: (i) the Company shall file a certificate of incorporation with the Secretary of State of the State of Delaware in the form attached to the Hecate BCA as Exhibit D, which shall be its certificate of incorporation until thereafter amended in accordance with the Delaware General Corporation Law (“DGCL”); (ii) the Company shall adopt bylaws in the form attached to the Hecate BCA as Exhibit E, which shall be its bylaws until thereafter amended in accordance with the DGCL; (iii) each Class A Ordinary Share that is issued and outstanding shall become one share of the Company’s Class A common stock, par value $0.0001 per share (“EGH Class A Common Stock”); (iv) each outstanding Public Right will convert, in multiples of ten, into shares of EGH Class A Common Stock; and (v) the Company’s name shall be changed to a name chosen by Hecate in consultation with the Company;
(iv)	at Closing, (A) the Company shall contribute to Hecate all of its assets (excluding the aggregate amount of cash proceeds required to satisfy any redemptions by shareholders of the Company) and in exchange therefor, Hecate shall issue to the Company a number of Hecate Units (as defined in the Hecate BCA), which shall equal the number of total shares of EGH Class A Common Stock issued and outstanding immediately after the Closing (the “EGH Contribution”), and (B) the membership interests in Hecate held by Parent immediately prior to the Closing shall convert into the Parent Hecate Units (as defined in the Hecate BCA);
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

On March 5, 2026, the Company was added as a defendant in a declaratory judgment claim asserted in on-going litigation with a lender of Parent. The suit is styled NEC Fund VI HE Lender, LLC, NEC Fund VI HE Lender (Offshore), LLC, and NEC Fund VI HE Lender (Signature), LLC, Plaintiffs, v. Hecate Holdings LLC, Hecate Energy Group LLC, Repsol Renewables North America, Inc. and EGH Acquisition Corp, Defendants, in the Court of Chancery of the State of Delaware. The NEC parties allege that Parent did not have the authority to enter into the Hecate BCA and purport to ask the court to rescind any part of the Hecate BCA that affects the NEC parties’ alleged collateral under their loan agreement with Parent. On August 27, 2026, the parties entered into a mutual release and settlement agreement with respect to the claims alleged in the suit, and the suit was dismissed on September 17, 2026. This settlement and mutual release applies solely to the claims asserted in the litigation and does not waive, modify or otherwise affect any rights, obligations or remedies of any party under the Hecate BCA. This settlement and mutual release applies solely to the claims asserted in the litigation and does not waive, modify or otherwise affect any rights, obligations or remedies of any party under the Hecate BCA.

Hecate has commenced the Public Company Accounting Oversight Board (PCAOB) audit of Hecate’s financial statements; however, it is uncertain when that audit will be completed, which is a condition to Closing. As a result, the Closing has been delayed, which the Company does not anticipate occurring any time earlier than the second quarter of 2027. To the extent the parties are unable to timely settle the dispute, the Closing may be further delayed or may not occur at all.

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 500,000 Class A Ordinary Shares issued and outstanding, excluding 15,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On January 9, 2025, the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.004 per share. On June 26, 2025, the Over-Allotment Option expired unexercised and as a result, 750,000 Class B Ordinary Shares were forfeited. As of September 30, 2026 and December 31, 2025, there were 5,000,000 Class B Ordinary Shares issued and outstanding.

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

SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2026	2025
Assets:
Marketable securities held in Trust Account	1	$158,000,524	$153,867,836

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

SEPTEMBER 30, 2026

The Over-Allotment Option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented with a gain on expiration of Over-Allotment Option liability in the accompanying unaudited condensed statements of operations.

Fair value as of January 9, 2025 (inception)	$—
Initial Fair Value at May 12, 2025	159,084
Forfeiture of Class B Ordinary Shares due to expiration of Over-allotment option on June 26,2025	(159,084)
Fair value as of September 30, 2025	$—

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

	September 30,	December 31,
	2026	2025
Marketable securities held in Trust Account	$158,000,524	$153,867,836
Cash	$95,226	$777,703

				For the Period
				from January 9,
	For the Three	For the Three	For the Nine	2025 (inception)
	Months Ended	Months Ended	Months Ended	through
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
General and administrative costs	$367,817	$200,990	$1,968,750	$436,184
Interest earned on marketable securities held in Trust Account	$1,419,025	$1,560,125	$4,132,688	$2,394,399

EGH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

(iv)

at Closing, (A) we shall contribute to Hecate all of our assets (excluding the aggregate amount of cash proceeds required to satisfy any redemptions by shareholders of the Company) and in exchange therefor, Hecate shall issue to us a number of Hecate Units (as defined in the Hecate BCA), which shall equal the number of total shares of EGH Class A Common Stock issued and outstanding immediately after the Closing, and (B) the membership interests in Hecate held by Parent immediately prior to the Closing shall convert into the Parent Hecate Units (as defined in the Hecate BCA);

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 9, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) pursuing the Hecate Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,051,208, which consisted of interest earned on marketable securities held in the Trust Account of $1,419,025, partially offset by general and administrative expense of $367,817.

For the three months ended September 30, 2025, we had a net income of $1,359,135, which consisted of interest earned on marketable securities held in Trust Account of $1,560,125, offset by general and administrative costs of $200,990.

For the nine months ended September 30, 2026, we had net income of $2,163,938, which consisted of interest earned on marketable securities held in the Trust Account of $4,132,688, partially offset by general and administrative expense of $1,968,750.

For the period from January 9, 2025 (inception) through September 30, 2025, we had a net income of $2,117,299, which consisted of the change in fair value of the Over-Allotment Option liability of $159,084 and interest earned on marketable securities held in Trust Account of $2,394,399, offset by general and administrative costs of $436,184.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through May 12, 2025 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan from the Sponsor pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through September 30, 2026 have been satisfied through the net proceeds of the Private Placement held outside of the Trust Account.

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

The nine months ended September 30, 2026, cash used in operating activities was $607,477. Net income of $2,163,938 was affected by interest earned on marketable securities held in the Trust Account of $4,132,688 and changes in operating assets and liabilities provided $1,361,273 of cash for operating activities. Cash used in financing activities of $75,000 for the nine months ended September 30, 2026 consisted of the payment of offering costs related to the Initial Public Offering that had been accrued as of December 31, 2025.

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

As of September 30, 2026, we had marketable securities held in the Trust Account of $158,000,524 (including $8,000,524 of interest income) consisting of money market funds that invest in U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of September 30, 2026, we had cash held outside of the Trust Account of $95,226. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Due to Sponsor

For the three and nine months ended September 30, 2026, the Sponsor incurred $0 and $5,000, respectively, of expenses on our behalf (the “Amount Due”). For the three months ended September 30, 2025 and for the period from January 9, 2025 (inception) through September 30, 2025, $0 and $1,884, respectively, were incurred for such expenses. As of September 30, 2026 and December 31, 2025, $0 and $81 were included in due to Sponsor in the condensed balance sheets included in this Report under “Item 1. Financial Statements”, respectively. The Amount Due is due on demand.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital

Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on May 12, 2025, and until the completion of our Business Combination or liquidation, we reimburse Energy Growth Holdings LLC, the managing member of the managing member of our Sponsor, $25,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2026, we incurred and paid $75,000 and $225,000 in fees for these services pursuant to the Administrative Services Agreement, respectively. For the three months ended September 30, 2025 and for the period from January 9, 2025 (inception) through September 30, 2025, the Company incurred and paid $75,000 and $125,000 in fees for these services pursuant to the Administrative Services Agreement, respectively.

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

Legal Fees

As of September 30, 2026, we had accrued approximately $1,280,657 in legal fees payable for services rendered in connection with the Hecate Business Combination. These fees will become due and payable upon the closing of the Hecate Business Combination and are considered part of the overall transaction costs associated with the Hecate Business Combination. Such fees are included in accrued expenses on the condensed balance sheets and in general and administrative costs on the unaudited condensed statements of operations included in this Report under Item 1. “Financial Statements.”

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

Critical Accounting Estimates and Standards

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under “Item 1. Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements and notes thereto included in this Report under “Item 1. Financial Statements.” These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under “Item 1. Financial Statements” could be materially affected. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

See Note 2 to the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” for a discussion of ASU Topic 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” and ASU Topic 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”. Other than as described therein, Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under “Item 1. Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property, other than as set forth below:

On March 5, 2026, we were added as a defendant in a declaratory judgment claim asserted in on-going litigation with a lender of Parent. The suit is styled NEC Fund VI HE Lender, LLC, NEC Fund VI HE Lender (Offshore), LLC, and NEC Fund VI HE Lender (Signature), LLC, Plaintiffs, v. Hecate Holdings LLC, Hecate Energy Group LLC, Repsol Renewables North America, Inc. and EGH Acquisition Corp, Defendants, in the Court of Chancery of the State of Delaware. The NEC parties allege that Parent did not have the authority to enter into the Hecate BCA and purport to ask the court to rescind any part of the Hecate BCA that affects the NEC parties’ alleged collateral under their loan agreement with Parent. On August 27, 2026, the parties entered into a mutual release and settlement agreement with respect to the claims alleged in the suit, and the suit was dismissed on September 17, 2026. This settlement and mutual release applies solely to the claims asserted in the litigation and does not waive, modify or otherwise affect any rights, obligations or remedies of any party under the Hecate BCA.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the 2025 Annual Report.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 13, 2026	EGH ACQUISITION CORP.

	By:	/s/ Andrew B. Lipsher
	Name:	Andrew B. Lipsher
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Vincent T. Cubbage
	Name:	Vincent T. Cubbage
	Title:	Chief Financial Officer
(Principal Financial Officer)